Form 10-K
period 1996-03-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1996-06-24
CIK 771996

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 1996

                                       OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-14941

            CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


          Delaware                                    13-3330195
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                           10022
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Class
     Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     DOCUMENTS INCORPORATED BY REFERENCE

     None

                                    PART I

Item 1.  Business.

General

         Cambridge Advantaged Properties II Limited Partnership (formerly Hutton Advantaged Properties II Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 25, 1985. The General Partners of the Partnership are Advantaged Housing Associates, Inc. (formerly Hutton Advantaged Housing Associates, Inc.) (the "Advantaged General Partner"), a Delaware corporation, Related Advantaged Residential Associates Inc., (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, Inc. ("Related"), a New York limited partnership, and Related and Cambridge Associates Limited Partnership (formerly Related and Hutton Associates Limited Partnership) ("Related/Cambridge Associates"), a Delaware limited partnership. The general partners of Related/Cambridge Associates are the Advantaged General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

         On May 19, 1994, the Partnership's name was changed to Cambridge Advantaged Properties II Limited Partnership.

         On August 9, 1985, pursuant to a prospectus dated August 9, 1985 as supplemented by the supplements thereto dated September 20, 1985 and October 25, 1985 (as so supplemented, the "Prospectus"), the Partnership commenced a public offering (the "Offering"). Pursuant to the Offering, the Partnership issued and sold 7,150 Limited Partnership Interests resulting in $35,750,000 in Gross Proceeds from 2,926 investors (before offering expenses and sales commissions of $3,896,518). The Offering was completed in January 1986 and no further issuance of Limited Partnership Interests is anticipated.

         The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiaries" or "subsidiary partnerships"), each of which owns or leases and operates an existing residential housing development ("Apartment Complexes") which benefit from financing at rates below those otherwise available from conventional lenders that is made available through various federal and state government programs or through the issuance of tax-exempt bonds ("Advantaged Financing"). In acquiring its interests in the Local Partnerships ("Local Partnership Interests"), the Partnership's investment objectives are, to:

         (1) provide current tax benefits in the form of tax losses which Limited Partners may use to offset taxable income from other sources;

         (2) provide long-term capital appreciation through an increase in the value of the Partnership's investments in Local Partnerships;

         (3) provide cash distributions from sale or refinancing transactions;
and

         (4) preserve and protect the Partnership's capital.

         Federal, state and local government agencies have provided significant incentives in order to stimulate private investment in housing which benefits from Advantaged Financing. The intent of these incentives was to reduce certain market risks and provide investors with (i) tax benefits, (ii) long-term capital appreciation, and (iii) limited cash distributions. Notwithstanding these factors, there remain significant risks. These risks include, but are not limited to, the financial strength and expertise of the general partners of the Local Partnerships ("Local General Partners"); the long-term nature of investments in Advantaged Housing which limits the ability of the Partnership to vary its investments in response to changing economic, financial and investment conditions; and changes in local economic circumstances and housing patterns which have an impact on real estate values. Apartment Complexes benefiting from Advantaged Financing also require greater management expertise and may have higher operating expenses than conventional apartment buildings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Further information concerning the Advantaged Financing programs in which the Local Partnerships participate can be found in Item 2, Properties.

           The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. However, Related/Cambridge Associates, a general partner of the Partnership, is a special limited partner of each Local Partnership, and, under certain circumstances, has the right to replace the Local Partners of the Local Partnership and also has certain rights with respect to voting on or approving of certain matters, including the sale of the Apartment Complex. These rights were given to Related/Cambridge Associates rather than the Partnership so as to avoid claims that by the existence or exercise of such rights the Partnership was taking part in the control of the Local Partnerships' operations and should thereby incur liability for all debts and obligations of the Local Partnerships (if this were found to be the case, the Partnership's interest in one Local Partnership could have been reached by creditors of another Local Partnership). Related/Cambridge Associates has agreed to exercise these rights as a fiduciary of the Limited Partners of the Partnership.

         The Partnership purchased the Local Partnership Interests for a purchase price consisting in each case of a cash down payment, and a deferred cash payment, as evidenced by an Installment Promissory Note. Such notes were and are payable upon the occurrence of certain events, generally in two stages, upon completion of construction and upon the later of permanent loan closing or attainment of 95% occupancy. The cash payments were made in part as the purchase price of the Local Partnership Interests and in part as capital contributions to the Local Partnerships. Such contributions were generally used by the Local Partnership to pay partnership management fees to the Local General Partners, fees to the Local General Partners for guaranteeing the funding of operating deficits (generally for a period of three to five years and subject to a maximum amount), and payments to Related/Cambridge Associates or its affiliates for acquisition fees, development consulting fees, administrative service fees, and organizational expense reimbursements in an amount of up to 6.6% of the aggregate cash payments made by the Partnership to the Local Partnership and the persons from whom the Partnership purchased its Local Partnership Interest.

         The Tax Reform Act of 1986 (the "TRA") provides that commencing in 1991 the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain upon the sale of properties.

         As of March 25, 1996, several Local Partnerships are experiencing financial difficulties. As a consequence, recoverability of a significant portion of the Partnership's investments will depend upon material improvements in their operating results and their ability to meet debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnership has not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. See Item 3, Legal Proceedings and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Competition

         The real estate business is highly competitive and each of the Local Partnerships in which the Partnership has invested owns an Apartment Complex which must compete for tenants with other rental housing in its area. However, the below market interest rates on Advantaged Financing generally make it possible to offer the apartments to eligible tenants at a cost to the tenant significantly below the market rate for comparable conventionally financed apartments in the area.

Employees

         The Partnership does not have any employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 herein. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership Agreement.


Item 2.  Properties.

         The Partnership holds a 98% Limited Partnership Interest in 12 Local Partnerships. Set forth in the table entitled "Local Partnership Schedule," on page 5 is certain information concerning the Apartment Complexes and their operations and financing. See Schedules III and XI to the consolidated financial statements included herein for additional information pertaining to the Apartment Complexes, including a description of the mortgage encumbering each Apartment Complex.

         Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in California (2), Florida (3), Kansas (2), Oklahoma (1), Texas (2) and Virginia (2). Three of the Apartment Complexes are in the suburbs of major cities, while the remaining Apartment Complexes are in close proximity to the downtown business districts of their respective cities. The Apartment Complexes are occupied by low, moderate and middle-income tenants. The occupancy rates are set forth in the "Local Partnership Schedule." The aggregate number of rental units contained in the Apartment Complexes is 3,468. The largest Apartment Complex contains 520 units and the smallest contains 156 units.

         All of the Apartment Complexes are subject to existing permanent first mortgage loans ("Mortgage Loans on Real Estate"), the details of which may be found in Schedule III.

                          LOCAL PARTNERSHIP SCHEDULE


Name and Location of                                             Percentage of Units Occupied at December 31,
Property (Number of Units)              Government Assistance(a)   1995    1994    1993    1992    1991
- - ----------------------------------------------------------------   ----    ----    ----    ----    ----
Triangle/Oaks Limited Partnership
  Jacksonville, FL (520)                Tax exempt financing       91%     93%     95%     87%     92%
Sheridan Square Associates of Lawton
  Lawton, OK (276)                      Conventional financing     88%     96%     91%     91%     98%
Apple Creek Associates of Denton, Ltd
  Denton, TX (308)                      Tax exempt financing       97%     93%     94%     89%     95%
Galveston-Stewart's Landing, Ltd
  Galveston, TX (216)                   ss.221(d)(4)               96%     88%     94%     88%     98%
Woodridge, Ltd
  Lenexa, KS (248)                      Tax exempt financing       95%     96%     96%     89%     97%
Players Club at Fort Myers, Ltd
  Ft. Myers, FL (288)                   Tax exempt financing       90%     92%     97%     82%     94%
Suntree at Fort Myers, Ltd
  Ft. Meyers, FL (240)                  Tax exempt financing       94%     95%     98%     82%     92%
The Harbours Associates
  Newport News, VA (396)                Tax exempt financing       92%     92%     90%     85%     93%
Brookwood Apartments L.P.
  Wichita, KS (216)                     ss.221(d)(4)               97%     95%     98%     94%    100%
Westwind II Associates
  Roanoke, VA (156)                     Tax exempt financing       97%     98%     95%     84%     79%
McAdam Park-336, Ltd
  Palmdale, CA (336)                    Tax exempt financing       50%     62%     87%     72%     88%
Suncreek-268, Ltd
  Sacramento, CA (268)                  Tax exempt financing       93%     94%     97%     80%     95%

         (a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either Federal or state subsidies. HUD through FHA, administers a variety of subsidies for low- and moderate-income housing. FmHA administers similar housing programs for nonurban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance and (ii) rental subsidies.

            i) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including Section 236, Section 221(d)(4), Section 221(d)(3) and Section
220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to nonprofit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, nonprofit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a nonprofit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

            ii) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for Section 8 payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.

         All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

         Rents from commercial tenants (to which average rental per square foot applies) comprised less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

         Management continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

         Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

         See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

         Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.


Item 3.  Legal Proceedings.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.


                                   PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

         As of March 25, 1996, the Partnership had issued and outstanding 7,150 Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate Gross Proceeds of $35,750,000.

         Limited Partnership Interests are not traded in any organized market. It is not anticipated that any public market will develop for the purchase and sale of the Limited Partnership Interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied, including an opinion of counsel to the Partnership that such transfer would not cause a termination of the Partnership under Section 708 of the Internal Revenue Code and would not violate any federal or state securities laws.

         As of March 25, 1996, there were 2,950 registered holders of Limited Partnership Interests.

         The Partnership has made no distributions to its Limited Partners since its inception on June 25, 1985. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes which receive Governmental Assistance under programs which in many instances restrict the cash return available to owners, (see Item 8). The Partnership does not anticipate providing significant cash distributions to its Limited Partners.

Item 6.  Selected Financial Data.

         The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in the audited financial statements and footnotes contained in Item 8 hereof and in Schedules contained in Item 14 hereof.

                                                  Year Ended March 25
                         ------------------------------------------------------------------------
OPERATIONS                    1996           1995           1994           1993           1992
- - -----------              ------------   ------------   ------------   ------------   ------------
Revenues                 $ 19,483,652   $ 19,418,028   $ 19,391,028   $ 18,832,386   $ 17,979,595
Operating expenses        (25,288,830)   (24,345,121)   (25,111,610)   (25,483,188)   (25,808,673)
Provision for impairment
  of assets                (1,116,378)             0              0              0              0
Minority interest             (42,752)       (15,637)        68,916         73,055         85,858
                         ------------   ------------   ------------   ------------   ------------
Loss before
  extraordinary item       (6,964,308)    (4,942,730)    (5,650,857)    (6,577,747)    (7,743,220)
Extraordinary item -
  forgiveness of
  indebtedness              6,416,231      3,494,274              0        151,862              0
                         ------------   ------------   ------------   ------------   ------------
Net loss                 $  (548,077)   $ (1,448,456)  $ (5,650,857)  $ (6,425,885)  $ (7,743,220)
                         ============   ============   ============   ============   ============
Number of limited
  partnership units
  outstanding                   7,150          7,150          7,150          7,150          7,150
                         ============   ============   ============   ============   ============
Net loss allocable to:
  General Partners       $     (5,481)  $    (14,485)  $    (56,509)  $    (64,259)  $    (77,432)
  Limited Partners           (542,596)    (1,433,971)    (5,594,348)    (6,361,626)    (7,665,788)
                         ------------   ------------   ------------   ------------   ------------
Net loss                 $   (548,077)  $ (1,448,456)  $ (5,650,857)  $ (6,425,885)  $ (7,743,220)
                         ============   ============   ============   ============   ============
Per Limited
  Partnership Unit:
Loss before
  extraordinary item     $       (964)  $       (684)  $       (782)  $       (911)  $     (1,072)
Extraordinary item                888            484              0             21              0
                         ------------   ------------   ------------   ------------   ------------
Net loss                 $        (76)  $       (200)  $       (782)  $       (890)  $     (1,072)
                         ============   ============   ============   ============   ============

                                                      March 25
                         ------------------------------------------------------------------------
FINANCIAL POSITION            1996           1995           1994           1993           1992
- - -----------              ------------   ------------   ------------   ------------   ------------
Total assets             $ 94,239,730   $ 97,393,817   $101,702,764   $106,141,832   $109,471,134
                         ============   ============   ============   ============   ============
Long-term obligations    $116,955,198   $120,109,587   $122,455,599   $121,109,562   $119,284,937
                         ============   ============   ============   ============   ============
Total liabilities        $130,038,490   $132,687,043   $135,563,171   $134,282,466   $131,782,795
                         ============   ============   ============   ============   ============
Minority interest        $  3,629,565   $  3,587,022   $  3,571,385   $  3,640,301   $  3,043,389
                         ============   ============   ============   ============   ============

         During the years ended March 25, 1992 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 25, 1992 through 1994, long-term obligations and total liabilities increased primarily due to accruals of interest on mortgage notes payable. There was a decrease in long-term obligations and total liabilities in both 1996 and 1995 due to forgiveness of indebtedness at Harbours, Westwind II, Woodbridge and at Triangle/Oaks Partnership, respectively. For the year ended March 25, 1996, there was also a decrease in assets due to a provision for impairment of assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership's capital has been invested primarily in 12 Local Partnerships in which the Partnership made an initial investment of $29,354,485 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. In addition, the Partnership has obtained loans from an affiliate of the Related General Partner which, together with Partnership funds, have been advanced to five local partnerships (Note 9).

         Cash of the Partnership and its consolidated twelve subsidiaries increased by approximately $703,000 during the 1995 Fiscal Year. This increase is primarily attributable to proceeds from mortgage notes of approximately $25,515,000 and cash flows generated by operations of approximately $1,074,000, which exceeded principal payment of mortgage notes of approximately $23,777,000, an increase in deferred costs of approximately $1,244,000 and an increase in mortgage escrow deposits of approximately $845,000. Included in the adjustments to reconcile the net loss to cash flows from operations is depreciation and amortization in the amount of approximately $4,129,000, and a provision for impairment of assets in the amount of approximately $1,116,000.

         The Partnership's primary source of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the 1995, 1994, and 1993 Fiscal Years, no distributions were received. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations of approximately $1,980,000, $1,857,000 and $1,587,000 as of March 25, 1996, 1995, and 1994, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $831,000, $694,000 and $545,000 were accrued and unpaid as of March 25, 1996, 1995, and 1994, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners, have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

         The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

         For discussions of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below.

         Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

         Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is generally recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be permanently impaired and the depreciated cost exceeds estimated fair value. Through March 25, 1996, the Partnership has recorded approximately $1,116,300 as an allowance for loss on impairment of assets.

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

         Effective March 26, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its results of operations.

         The results of operations of the Partnership, as well as the Local Partnerships, excluding the provision for impairment of assets and extraordinary items-forgiveness of indebtedness, remain relatively constant for the 1995, 1994 and 1993 Fiscal Years. The Partnership's income continues to be principally from rental income with the corresponding expenses being divided among operations, depreciation and amortization, and mortgage interest.

         Rental income has remained fairly steady with increases of less than 1% and approximately 1% for the 1995 and 1994 Fiscal Years, respectively, primarily due to rental rate increases partially offset by decreases in occupancy at McAdam.

         Other income decreased approximately $151,000 for the 1994 Fiscal Year as compared to the 1993 Fiscal Year. The decrease was partially due to insurance proceeds received by McAdam Park-336, Ltd. ("McAdam") during the 1993 Fiscal Year for items expensed in the 1992 Fiscal Year and partially due to an increase in income in the 1993 Fiscal Year from a "completion guarantee" agreement that Suncreek-268, Ltd. ("Suncreek") has with the General Partner. Under this agreement, the general partner guaranteed achievement of break-even operations. Funds included in other income in accordance with this agreement totaled $245,000 and $380,000 in the 1994 and 1993 Fiscal Years, respectively.

         Total expenses, excluding the provision for impairment of assets, increased 2% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year.

         A provision for impairment of assets was recorded in the 1995 Fiscal Year. See Note 4 in Item 8, Financial Statements and Supplemental Data.

         Total expenses, excluding repairs and maintenance, increased 8% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year and, decreased 5% for the 1994 Fiscal Year as compared to the 1993 Fiscal Year.

         Repairs and maintenance increased approximately $303,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year. This increase is primarily due to increases at McAdam Park to improve the grounds, interior and exterior of the buildings in the attempt to attract new tenants and improve occupancy.

         Repairs and maintenance increased approximately $277,000 for the 1994 Fiscal Year as compared to the 1993 Fiscal Year. This increase is primarily due to increases at Players Club at Fort Myers, Ltd. ("Players Club"), Suntree at Fort Myers, Ltd. ("Suntree"), and Apple Creek Associates of Denton, Ltd. ("Apple Creek"). The increases at Players Club and Suntree were primarily due to several physical improvements made to the properties, including the painting of all buildings and the clubhouses in order to remain in compliance with local fire safety codes, to enhance and preserve the value of the properties and for these properties to compete in their markets. The increase at Apple Creek was primarily due to repairs to three apartments which were damaged by fire as a result of the building being struck by lightning.

         For Fiscal Years 1995 and 1994 Extraordinary item-forgiveness of indebtedness amounted to approximately $6,416,000 and $3,494,000, respectively. See note 11 in Item 8, Financial Statements and Supplemental Data.

Results of Operations of Certain Local Partnerships

         The auditors for four subsidiary partnerships modified their reports on the 1995 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The four subsidiary partnerships are Galveston-Sewarts Landing, Ltd. ("Galveston"), Players Club, Suntree and McAdam. Two other Local Partnerships, Sheridan Square Associates of Lawton ("Sheridan") and Suncreek, also experience operating deficits. A seventh Local Partnership, Triangle/Oaks Limited Partnership ("Oaks"), is in default of their mortgage agreement. Three other Local Partnerships, Woodridge, Ltd. ("Woodridge"), Harbours Associates ("Harbours") and Westwinds II Associates ("Westwinds II"), completed refinancing of their mortgage debt. Two other Local Partnerships, Apple Creek and Brookwood Apartments, L.P. ("Brookwood") modified their mortgage agreement.

         Sheridan

         As of December 31, 1995, the Partnership had advanced $310,926 of subordinated interest free loans to Sheridan, none of which has been advanced since the 1992 Fiscal Year. Sheridan has sustained continued operating deficits and has a net capital deficiency at March 31, 1996 of approximately $3,583,000.

         The Partnership's investment in Sheridan has been reduced to zero by prior years' losses. The minority interest balance in Sheridan was approximately $311,000 and $317,000 at March 25, 1996 and March 25, 1995, respectively.
Sheridan's net loss after minority interest amounted to approximately $327,000, $244,000 and $313,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

         Galveston

         Galveston has sustained continued operating deficits and has a net partners' deficiency of approximately $5,656,000 at March 25, 1996. Galveston mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and the subsidiary was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank has commenced foreclosure proceedings. Galveston is in the process of trying to negotiate a provisional workout or modification agreement with Beal Bank but there can be no assurance that such negotiations will be successful. As of March 25, 1996 the Partnership and Whitney Management Corporation, an affiliate of the Related General Partner and the local general partner, had advanced $606,445 of interest-free loans to Galveston of which approximately $549,000 remains unpaid at March 25, 1996. The Partnership's investment in Galveston has been reduced to zero by prior years' losses. The minority interest balance in Galveston was zero at both March 25, 1996 and 1995. Galveston's net loss after minority interest amounted to approximately $1,377,000, $357,000 and $343,000 for the 1995, 1994, and 1993
Fiscal Years, respectively.

         Players Club and Suntree

         Players Club and Suntree have incurred operating losses and cash flow deficits due to low occupancy levels. At March 25, 1996, Players Club and Suntree have partners' deficiencies of approximately $2,715,000 and $2,044,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The Partnership entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). The extension of the forbearance agreements call for minimum debt service payments at the rate of 7.5% for Suntree and 7.0% for Players Club through 1996, at which time the minimum pay rates are then scheduled to increase to the original stated rates of 8%. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid from sales/refinancing proceeds. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnership, which is dependent upon their abilities to meet financing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. In addition, management has taken steps to control the subsidiary partnerships' operating expenses.

         The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $18,000 and $29,000 at March 25, 1996 and 1995, respectively. In the case of Suntree, the minority interest balance for Suntree was approximately $18,000 and $24,000 at March 25, 1996 and 1995, respectively. Players Club's net loss after minority interest amounted to approximately $544,000, $597,000 and $435,000 for the 1995, 1994 and 1993 Fiscal Years,
respectively. Suntree's net loss after minority interest amounted to approximately $307,000, $401,000 and $370,000 for the 1995, 1994 and 1993 Fiscal
Years, respectively.

         McAdam

         Through March 25, 1996, the Partnership has advanced $473,007 to McAdam to enable it to make debt-service payments,. This advance was treated as a voluntary loan and will be noninterest bearing. The loan is subordinate to the mortgage notes and repayment can occur only from resale of the property or refinancing of the mortgage debt. As a result of recurring losses from operations and negative cash flows from operating activities, McAdam has been unable to meet its debt obligations and by October 30, 1994, the Partnership could no longer advance funds to keep the debt service current. Accordingly, in October 1994, McAdam stopped paying debt service and defaulted on its mortgage obligation.

            During November 1995, McAdam completed a refinancing of its mortgage debt. Prior to the refinancing, the project was encumbered with $14,685,000 of aggregate mortgage debt, consisting of a first mortgage of $12,920,000 and a second mortgage, payable only to the extent of available cash flow, of $1,765,000. The existing debt was refinanced through the issuance of tax-exempt refunding bonds in the amount of $6,500,000 and by increasing the project's second mortgage to $8,185,000. Accrued unpaid interest in the amount of $1,346,343 was forgiven by the mortgagee.

            Prior to completing the refinancing, on October 13, 1995, McAdam and Fannie Mae ("Purchaser") entered into an Option Agreement that grants the Purchaser the option to purchase the project for $14,685,000. The Purchaser paid $50,000 in consideration of the option and was to exercise its rights under the Option Agreement during the period commencing on May 23, 1996 and ending on August 17, 1996. On May 31, 1996, the purchaser exercised this option and took possession of the property.

            These matters raise substantial doubt about McAdam's ability to continue as a going concern. The financial statements do not contain any adjustments which might result from the outcome of these matters.

            As of March 25, 1996, McAdam's total liabilities exceeded total assets by approximately $6,754,000 and the net loss for the year ended March 25, 1996 totaled approximately $1,440,000.

            The Partnership's investment in McAdam has been reduced to zero by prior years' losses. The minority interest balance in McAdam was zero at March 25, 1996 and 1995, respectively. McAdam's net loss after minority interest amounted to approximately $837,000, $1,101,000 and $917,000 for the 1995, 1994
and 1993 Fiscal Years, respectively.

         Oaks

         On September 13, 1991, the Oaks filed a petition under Chapter 11. The filing of the petition was brought about by the rehabilitation proceedings involving the Mutual Benefit Life Insurance Co. ("Mutual Benefit"). Mutual Benefit was the credit enhancer for bonds issued by the Florida Housing Finance Agency. During 1988, the Oaks was refinanced with the tax exempt bonds. The filing of the rehabilitation proceedings constituted a technical non monetary default under the mortgage and other security documents. In order to avoid the possibility of a required early payment of the total mortgage due to the technical default, the Partnership filed for reorganization under Chapter 11.

         On May 14, 1992, the Oaks dismissed the Chapter 11 petition in favor of a court-ordered Standstill Agreement which protected the Oaks from foreclosure while alleviating the Oaks of expenses relating to the Chapter 11 motion. The Standstill Agreement expired on August 15, 1992, however, the bank must give 15 days notice before taking action on any previously noticed defaults. The Oaks is currently operating outside the protection of the bankruptcy courts and has not received any further notices of default from the bank. The Mutual Benefit rehabilitation proceeding continues to constitute a technical, nonmonetary default under the mortgage and other security documents.

         During the 1993 Fiscal Year, a declaratory relief action was filed. It acknowledges that default events have occurred and prohibits the trustee from exercising any default remedies providing that the Oaks complies with the terms of the agreement. During March 1994, the trustee agreed to forbear from exercising default remedies, provided among other things, that the subsidiary partnership is current in making debt service payments in the future. No remarketing of the bonds, as originally scheduled for February 1, 1994, has occurred.

         During 1994, the debt of the Oaks was modified. As a result of the modification, three subordinated notes previously recorded as a liability of the Partnership in the amount of $1,472,166 were surrendered by the mortgagee and cancelled. In addition, interest previously accrued on the subordinated and wrap notes were also cancelled. Trustee fees were forgiven and legal costs incurred during 1994 were netted against the reduced liabilities resulting in a recognized extraordinary gain of $3,494,274 during the 1994 Fiscal Year.

         The Partnership's investment in the Oaks has been reduced to zero by prior year losses. The minority interest balance in the Oaks was approximately $426,000 and $434,000 at March 25, 1996 and 1995, respectively. Oaks' losses after minority interest amounted to approximately $402,000 for the 1995 Fiscal Year. Oaks' net income after minority interest amounted to approximately $2,902,000 for the 1994 Fiscal Year. Oak's net loss after minority interest amounted to approximately $1,233,000 for the 1993 Fiscal Year.

         Suncreek

         In 1985 Suncreek - 268 Ltd. ("Suncreek") a subsidiary partnership, obtained a $10,000,000 variable rate mortgage loan from the County of Sacramento, California (County) which matures April 2007, requires monthly interest payments and is collateralized by the project. Pursuant to the terms of an interest rate guarantee agreement between the Local General Partner and Suncreek, the interest rate is effectively fixed at 9.9%. Interest paid to the Local General Partner totaled $990,000 for the year ended December 31, 1995.

         In connection with the mortgage loan, Suncreek obtained a $10,000,000 irrevocable letter of credit, which was provided to the County as additional collateral. On April 15, 1995 the mortgage loan was paid by drawing upon the letter of credit. Suncreek is negotiating with Resolution Trust Corporation, which currently holds the original mortgage loan, to repay the loan at the discounted amount of $6,800,000 plus accrued and unpaid interest. The Local General Partner believes this transaction will be consummated shortly. Additionally, Suncreek is negotiating with a financial institution to obtain new permanent financing.

         The Partnership's investment in Suncreek has been reduced to zero by prior years' losses. The minority interest balance in Suncreek was approximately $337,000 and $346,000 at March 25, 1996 and 1995, respectively. Suncreek's net loss after minority interest amounted to approximately $413,000, $427,000 and $390,000 for the 1995, 1994, and 1993 Fiscal Years, respectively.

         Apple Creek

         Apple Creek Associates of Denton, Ltd. ("Apple Creek") first mortgage note matured during February 1995. Since the maturity date Apple Creek had been involved in negotiations to obtain a loan modification on the first mortgage and had continued to make required interest and principal payments. On February 29, 1996, Apple Creek executed a loan modification agreement, which provided among other things for an extension of the maturity date of the loan for five years . Terms of the note requires monthly payments of principal and interest computed at an interest rate of 8.5%, based on an amortization period of 25 years. In addition, Apple creek agreed to remit on a quarterly basis 25% of cash flow generated by the property to be considered a principal reduction. During the first three years of the loan extension, Apple Creek has the option to make additional principal reductions in an amount not to exceed $300,000. As a condition of the loan modification agreement, Apple Creek is required to pay for all closing costs and pay a 1% fee of the restated principal balance at closing. The Second and Third Notes require interest to accrue at 12% per annum, after maturity, until paid.

         Brookwood

         During May 1995, Brookwood completed a modification of its mortgage debt which reduced the interest rate from 9.75% to 8.25% and reduced the monthly installment of principal and interest from $48,916 to $42,901. The mortgage note may be prepaid beginning June 1, 2005 in whole or in part, without penalty or premium, on the first day of any month upon thirty days' written notice. Under the agreements with the mortgage lender and HUD, Brookwood is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, operating expenditures and distributions to partners.

         Woodridge

         During June 1995, Woodridge completed a refinancing of its first mortgage debt which matured on June 1, 1995. Under the refinancing, $7,285,000 in variable rate first mortgage tax exempt refunding bonds were issued by the Kansas Development Finance Authority on behalf of Woodridge. The refunding proceeds extinguished the existing mortgage in the amount of $7,850,000 and accrued interest of $700,000 at a discounted pay-off of approximately $6,250,000 in cash plus a $900,000 second mortgage payable only from available net cash flow and principal due at its maturity in June of 2005. Monthly amortization payments will be paid to a sinking fund escrow account to be used to redeem bonds at a sale or refinancing. These payments are calculated on a 30-year schedule at a 10.65% interest rate. Effective December 1, 1995, Woodridge elected to refund the bonds with a fixed rate to the maturity of the bonds June 1, 2005. The fixed rate of interest is 5.9% per annum. As a result of the refinancing, an extraordinary gain of approximately $1,462,000 was realized.

         Harbours

         During October 1995, Harbours completed a refinancing of its mortgage in the amount of $13,689,000 and, on that date, the existing mortgage in the amount of $15,525,000 was extinguished at a discounted pay-off of $13,015,000. In connection with the refinancing, the 1984 bonds issued by the Newport News Redevelopment and Housing Authority for Harbours were refunded with bonds issued by the Virginia Housing Development Authority ("VHDA") which in turn made a loan to Harbours. The new loan fromVHDA bears interest at 7.375%, will be amortized over a 25 year period, requires monthly payments of principal and interest of approximately $100,050 and matures on November 1, 2020. The mortgage may be prepaid beginning November 1, 2005 with a prepayment penalty of 6% reduced by 1% for each 12 month period after that date but not less that 1%. Under agreement with the VHDA, Harbours is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, operating expenditures and distributions to partners. The liability of Harbours under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender. As a result of the refinancing, an extraordinary gain from the mortgage discount of $2,510,000 net of the write off of certain other assets of $209,731 related to the bonds was realized.

         Westwind II

         During 1995, Westwind II completed a refinancing of its mortgage in the amount of $4,540,700 and, on that date, the existing mortgage in the amount of $5,660,000 was extinguished at a discounted pay-off of $4,040,000. In connection with the refinancing, the 1985 bonds issued by the City of Roanoke Redevelopment and Housing Authority for Westwind II were refunded with bonds issued by the City of Roanoke Redevelopment and Housing Authority which loaned those proceeds to Highland Mortgage Company which in turn made a loan to Westwind II. The new loan from Highland Mortgage Company bears interest at 6.94%, will be amortized over a 35 year period, requires monthly payments of principal and interest of approximately $28,820 and matures on November 1, 2030. The mortgage may be prepaid beginning November 1, 2005 with a prepayment penalty of 3% reduced by 1% for each 12 month period after that date. Under agreement with the mortgage lender and FHA, Westwood II is required to make monthly escrow deposits for tax, insurance and replacement of project assets, and is subject to restrictions as to operating policies, operating expenditures and distributions to partners. The liability of Westwind II under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender. As a result of the refinancing, an extraordinary gain from the mortgage discount of $1,620,000, net of unamortized deferred mortgage costs of $59,284 was realized.

Other

         Management's Intentions

         In view of the matters described in the preceding paragraphs, recoverability of the Partnership's investment in the subsidiary partnerships is dependent upon continued operations of the subsidiary partnerships, which in turn is dependent upon the subsidiary partnership's ability to meet financing requirements on a continuing basis and to succeed in future operations.

         Management of the Partnership intends to continue to support the efforts of the Local General Partners of these subsidiary partnerships to refinance or restructure mortgage indebtedness and to provide consultation and advice in such matters as required.

General

         The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor future economic conditions generally, which, could increase vacancy levels, rental payment defaults, and increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Limited Partnerships.

         There are substantial risks associated with the operation of Apartment Complexes benefiting from Advantaged Financing. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; and limitations on the percentage of income which low and moderate-income tenants may pay as rent.

         The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

         In view of the adverse operating results of certain of the Local Partnerships as discussed above in this Item 7, recoverability of a major portion of the Partnership's recorded assets is dependent upon continued operations of the various Local Partnerships, which in turn is dependent upon their ability to meet financing requirements on a continued basis. This must be achieved through continued work-out agreements and/or through improved operations of the Local Partnerships.

         The Partnership continues to meet the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources); however, the refinancing transactions of the Local Partnerships to date have been insufficient to provide cash distributions to the Limited Partners.

Item 8.  Financial Statements and Supplementary Data.
                                                                   Sequential
                                                                      Page
                                                                   ----------
(a) 1.   Financial Statements

         Independent Auditors' Report .............................     18

Consolidated Balance Sheets at March 25, 1996 and 1995 ............     55

Consolidated Statements of Operations for the Years Ended March 25,
1996, 1995 and 1994 ...............................................     56

Consolidated Statements of Changes in Partners' Deficit for the
Years Ended March 25, 1996, 1995 and 1994 .........................     57

Consolidated Statements of Cash Flows for the Years Ended March 25,
1996, 1995, and 1994 ..............................................     58

Notes to Consolidated Financial Statements ........................     60

The financial statements of the Local Partnerships are not included separately herein

     [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP--LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT



To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries


        We have audited the consolidated balance sheets of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries as of March 25, 1996 and 1995, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 1996, 1995 and 1994 (the 1995, 1994 and 1993 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 11 (1995 and 1994 Fiscal Years) and 10 (1993 Fiscal Year) subsidiary partnerships whose losses before extraordinary item constituted 83%, 72%, and 78% of the Partnership's losses during the 1995, 1994 and 1993 Fiscal Years, respectively, and whose assets constituted 89% and 88% of the Partnership's assets at March 25, 1996 and 1995, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries at March 25, 1996 and 1995, and the results of their operations and cash flows for the years ended March 25, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity and its subsidiary partnerships will continue as going concerns. As discussed in Notes 2 and 12, the auditors of four (Fiscal 1995) subsidiary partnerships have modified their reports due to the uncertainties of the subsidiary partnerships' abilities to continue as going concerns. These subsidiary partnerships' losses before extraordinary item constituted 60%, 50% and 37% of the Partnership's losses before extraordinary item during the 1995, 1994 and 1993 Fiscal Years, respectively, and their assets constituted 31% and 33% of the Partnership's assets at March 25, 1996 and 1995, respectively. The consolidated entity and its subsidiary partnerships have significant contingencies which raise substantial doubt about their ability to continue as going concerns. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN, ROSENBERG, FELIX,
      ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
  ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 14, 1996

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Triangle/Oaks Limited Partnership

We have audited the accompanying balance sheet of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1995, and the related statement of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf
DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, Missouri
January 17, 1996

                    [DICKEY, FRANKLIN & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Triangle/Oaks Limited Partnership

We have audited the accompanying balance sheet of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1994, and the related statement of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Dickey, Franklin & Wolf, LLC
DICKEY, FRANKLIN & WOLF, LLC
Certified Public Accountants

Harrisonville, Missouri
February 1, 1995

                 [DICKEY, FRANKLIN, HALBHUBER & COOK LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Triangle/Oaks Limited Partnership

We have audited the accompanying balance sheet of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1993, and the related statement of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Dickey, Franklin, Halbhuber & Cook
DICKEY, FRANKLIN, HALBHUBER & COOK

Lee's Summit, Missouri
February 2, 1994

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Sheridan Square Associates of Lawton

We have audited the accompanying balance sheet of Sheridan Square Associates of Lawton, (a Oklahoma Limited Partnership) as of December 31, 1995, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Sheridan Square Associates of Lawton as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf
DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 26, 1996

                    [DICKEY, FRANKLIN & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Sheridan Square Associates of Lawton,
A Limited Partnership
Lawton, Oklahoma

We have audited the accompanying balance sheet of Sheridan Square Associates of Lawton, A Limited Partnership as of December 31, 1994, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the management of Sheridan Square Associates of Lawton, A Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheridan Square Associates of Lawton, A Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations

To the Partners
Sheridan Square Associates of Lawton
Page Two

and has a net capital deficiency. These matters raise substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey, Franklin & Wolf, LLC
DICKEY, FRANKLIN & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1995

                 [DICKEY, FRANKLIN, HALBHUBER & COOK LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Sheridan Square Associates of Lawton,
A Limited Partnership
Lawton, Oklahoma

We have audited the accompanying balance sheet of Sheridan Square Associates of Lawton, A Limited Partnership as of December 31, 1993 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the management of Sheridan Square Associates of Lawton, A Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheridan Square Associates of Lawton, A Limited Partnership as of December 31, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations

To the Partners
Sheridan Square Associates of Lawton
Page Two

and has a net capital deficiency. These matters raise substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey, Franklin, Halbhuber & Cook
DICKEY, FRANKLIN, HALBHUBER & COOK
Certified Public Accountants

Harrisonville, MO
January 29, 1994

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Associates of Denton, Ltd.

We have audited the accompanying balance sheets of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1995 and 1994, and the related statements of operations, statements of changes in partners' equity (deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf
DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 26, 1996

                    [DICKEY, FRANKLIN & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Associates of Denton, Ltd.

We have audited the accompanying balance sheets of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1994 and 1993, and the related statements of operations, statements of changes in partners' equity (deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Dickey, Franklin & Wolf, LLC
DICKEY, FRANKLIN & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1995

                    [DICKEY, FRANKLIN & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Galveston-Stewart's Landing, Ltd.

We have audited the accompanying balance sheet of GALVESTON-STEWART'S LANDING, LTD. (a Texas Limited Partnership) as of December 31, 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GALVESTON-STEWART'S LANDING, LTD. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $(1,377,231) during the year ended December 31, 1995. In addition, as explained in Note 8, Beal Bank had commenced foreclosure on the property during 1995. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The ability of the Partnership to continue depends upon its ability to obtain additional or restructured financing and ultimately to attain a level of operating profit sufficient to enable it to meets its obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey & Wolf
DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 26, 1996

                    [DICKEY, FRANKLIN & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Galveston-Stewart's Landing, Ltd.
Galveston, TX

We have audited the accompanying balance sheet of GALVESTON-STEWART'S LANDING, LTD., FHA Project Number 114-35294 (a Limited Partnership), as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and HUD Audit Guide. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GALVESTON-STEWART'S LANDING, LTD. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $(308,759) during the year ended December 31, 1994. As further explained in Note 4 of the financial statements, the Department of Housing and Urban Development had commenced foreclosure on the property in 1991. However, during 1994, HUD has accepted a provisional workout agreement with GALVESTON-STEWART'S LANDING, LTD.

To the Partners
Galveston-Stewart's Landing, Ltd.
Page Two

The ability of the Partnership to continue depends upon its ability to attain a level of operating profit sufficient to enable it to meets its obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey, Franklin & Wolf, LLC
DICKEY, FRANKLIN & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1995

                 [DICKEY, FRANKLIN, HALBHUBER & COOK LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Galveston-Stewart's Landing, Ltd.
Galveston, TX

We have audited the accompanying balance sheet of GALVESTON-STEWART'S LANDING, LTD., FHA Project Number 114-35294 (a Limited Partnership), as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and HUD Audit Guide. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GALVESTON-STEWART'S LANDING, LTD. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern . As shown in the financial statements, the Partnership incurred a net loss of $(343,002) during the year ended December 31, 1993. As further explained in Note 4 of the financial statements, the Department of Housing and Urban Development commenced foreclosure on the property in 1991. During 1993, management has negotiated and executed a provisional workout agreement with HUD.

To the Partners
Galveston-Stewart's Landing, Ltd.
Page Two

The ability of the Partnership to continue depends upon its ability to attain a level of operating profit sufficient to enable it to meets its obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey, Franklin, Halbhuber & Cook
DICKEY, FRANKLIN, HALBHUBER & COOK
Certified Public Accountants

Harrisonville, MO
January 29, 1994

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Woodridge, Ltd.

We have audited the accompanying balance sheet of WOODRIDGE, LTD., (a California Limited Partnership) as of December 31, 1995, and the related statement of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODRIDGE, LTD. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf
DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 26, 1996

                    [DICKEY, FRANKLIN & WOLF, LLC LETTERHEAD]

To the Partners
Woodridge, Ltd.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of WOODRIDGE, LTD., (a California Limited Partnership) as of December 31, 1994, and the related statement of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODRIDGE, LTD. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Dickey, Franklin & Wolf
DICKEY, FRANKLIN & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
Januay 21, 1995

                 [DICKEY, FRANKLIN, HALBHUBER & COOK LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Woodridge, Ltd.

We have audited the accompanying balance sheet of WOODRIDGE, LTD., (a California Limited Partnership) as of December 31, 1993, and the related statement of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODRIDGE, LTD. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Dickey, Franklin, Halbhuber & Cook
DICKEY, FRANKLIN, HALBHUBER & COOK
Certified Public Accountants

Harrisonville, MO
January 22, 1994

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Players Club at Fort Myers, Ltd.

    We have audited the accompanying balance sheets of Players Club at Fort Myers, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Club at Fort Myers, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note B to the financial statements, the partnership has incurred operating and cash deficits and low occupancy levels which raises substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
February 2, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Players Club at Fort Myers, Ltd.

    We have audited the accompanying balance sheets of Players Club at Fort Myers, Ltd. as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Club at Fort Myers, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note B to the financial statements, the partnership has incurred operating and cash deficits and low occupancy levels which raises substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ RESNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 18, 1995

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Suntree at Fort Myers, Ltd.

    We have audited the accompanying balance sheets of Suntree at Fort Myers, Ltd. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suntree at Fort Myers, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note B to the financial statements, the partnership has incurred operating and cash deficits and low occupancy levels which raises substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 29, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Suntree at Fort Myers, Ltd.

    We have audited the accompanying balance sheets of Suntree at Fort Myers, Ltd. (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suntree at Fort Myers, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note B to the financial statements, the partnership has incurred operating and cash deficits and low occupancy levels which raises substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 20, 1995

                          [BDO SEIDMAN, LLP LETTERHEAD]

                          Independent Auditors' Report

To the Partners of
The Harbours Associates

We have audited the accompanying balance sheets of The Harbours Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Harbours Associates at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
February 9, 1996

                          [BDO SEIDMAN, LLP LETTERHEAD]

                          Independent Auditors' Report

To the Partners of
The Harbours Associates

We have audited the accompanying balance sheets of The Harbours Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Harbours Associates at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman
February 9, 1995

              [GEORGE, BOWERMAN, OSBORN & COMPANY, P.A. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Partners
Brookwood Apartments, L.P.
  (A Kansas Limited Partnership)

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. (A Kansas Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, the accompanying financial statements reflect certain reorganization adjustments of the Partnership on a "push-down" basis. However, in connection with the reorganization, the Partnership has not discounted certain debt which, in our opinion, should be discounted and has capitalized certain deferred financing costs which, in our opinion, should have been written off in order to conform with generally accepted accounting principles. If these additional reorganization adjustments had been made, deferred financing costs and mortgage note payable would have been reduced by $305,099 in the accompanying balance sheet. These departures from generally accepted accounting principles do not have a material effect on the results of operations or cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the year ended December 31, 1995.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the year ended December 31, 1995 and, except for the effects on the balance sheet of not reflecting certain purchase accounting adjustments as discussed in the preceding paragraph, its financial position at December 31, 1995 is in conformity with generally accepted accounting principles.

                                    /s/ George, Bowerman, Osborn & Company, P.A.

Wichita, Kansas
January 24, 1996

              [GEORGE, BOWERMAN, OSBORN & COMPANY, P.A. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Partners
Brookwood Apartments, L.P.
  (A Kansas Limited Partnership)

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. (A Kansas Limited Partnership) as of December 31, 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, the accompanying financial statements reflect certain reorganization adjustments of the Partnership on a "push-down" basis. However, in connection with the reorganization, the Partnership has not discounted certain debt which, in our opinion, should be discounted and has capitalized certain deferred financing costs which, in our opinion, should have been written off in order to conform with generally accepted accounting principles. If these additional reorganization adjustments had been made, deferred financing costs and mortgage note payable would have been reduced by $320,493 in the accompanying balance sheet. These departures from generally accepted accounting principles do not have a material effect on the results of operations or cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the Year ended December 31, 1994.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the year ended December 31, 1994 and, except for the effects on the balance sheet of not reflecting certain purchase accounting adjustments as discussed in the preceding paragraph, its financial position at December 31, 1994 is in conformity with generally accepted accounting principles.

                                    /s/ George, Bowerman, Osborn & Company, P.A.

Wichita, Kansas
January 18, 1995

              [GEORGE, BOWERMAN, OSBORN & COMPANY, P.A. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Partners
Brookwood Apartments, L.P.

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. as of December 31,1993, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, the accompanying financial statements reflect certain reorganization adjustments of the Partnership on a "push-down" basis. However, in connection with the reorganization, the Partnership has not discounted certain debt which, in our opinion, should be discounted and has capitalized certain deferred financing costs which, in our opinion, should have been written off in order to conform with generally accepted accounting principles. If these additional reorganization adjustments had been made, deferred financing costs and mortgage note payable would have been reduced by $335,986 in the accompanying balance sheet. These departures from generally accepted accounting principles do not have a material effect on the results of operations or cash flows of Brookwood Apartments, L.P. for the year ended December 31, 1993.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brookwood Apartments, L.P. for the year ended December 31, 1993 and, except for the effects on the balance sheet of not reflecting certain purchase accounting adjustments as discussed in the preceding paragraph, its financial position at December 31, 1993 is in conformity with generally accepted accounting principles.

                                    /s/ George, Bowerman, Osborn & Company, P.A.

Wichita, Kansas
February 4, 1994

                         [BDO SEIDMAN, LLP LETTERHEAD]

                          Independent Auditors' Report

To the Partners
Westwind II Associates

We have audited the accompanying balance sheets of Westwind II Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwind II Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                            /s/ BDO Seidman, LLP
February 9, 1996

                         [BDO SEIDMAN, LLP LETTERHEAD]

                          Independent Auditors' Report

To the Partners
Westwind II Associates

We have audited the accompanying balance sheets of Westwind II Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwind II Associates as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                                 /s/ BDO Seidman
February 9, 1995

        [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
McAdam Park - 336, Ltd.

We have audited the accompanying balance sheet of McAdam Park - 336, Ltd. (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McAdam Park - 336, Ltd. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has incurred significant recurring losses from operations and has not made mortgage payments since October 1994. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg, LLP

TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP

June 14, 1996

        [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
McAdam Park - 336, Ltd.

We have audited the accompanying balance sheet of McAdam Park - 336, Ltd. (the "Partnership") as of December 31, 1994, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McAdam Park - 336, Ltd. as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has incurred significant recurring losses from operations and has not made mortgage payments since October 1994. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg

TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG

April 5, 1995

        [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
McAdam Park - 336, Ltd.

We have audited the accompanying balance sheet of McAdam Park - 336, Ltd. (the "Partnership") as of December 31, 1993, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McAdam Park - 336, Ltd. as of December 31, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                         /s/ Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg

TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG

March l0, 1994

                         [COOPERS & LYBRAND LETTERHEAD]

                        Report of Independent Accountants

To the Partners
Suncreek - 268, Ltd.

We have audited the accompanying balance sheet of Suncreek - 268, Ltd. as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncreek - 268, Ltd. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Coopers & Lybrand LLP

Portland, Oregon
February 8, 1996

                         [COOPERS & LYBRAND LETTERHEAD]

                        Report of Independent Accountants


To the Partners
Suncreek - 268, Ltd.

We have audited the accompanying balance sheet of Suncreek - 268, Ltd. as of December 31, 1994, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncreek - 268, Ltd. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses and negative cash flows from operations and its mortgage note payable may be subject to mandatory redemption, factors that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that migrht result from the outcome of this uncertainty.

                                                       /s/ Coopers & Lybrand LLP

Portland, Oregon
February 8, 1995

                         [COOPERS & LYBRAND LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Suncreek - 268, Ltd.

We have audited the accompanying balance sheets of Suncreek - 268, Ltd. as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncreek - 268, Ltd. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accountina principles.

/s/ Coopers & Lybrand, LLP

Portland, Oregon
February 4, 1994

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                    ASSETS

                                                                           March 25
                                                                 --------------------------------
                                                                      1996        1995
                                                                 ------------        ------------
Property and equipment - at cost, less accumulated depreciation
  (Notes 2, 4 and 7)                                             $ 88,408,189        $ 93,379,277
Cash and cash equivalents (Notes 2 and 12)                          1,022,522             319,200
Cash - restricted for tenants' security deposits                      601,598             599,156
Mortgage escrow deposits (Notes 5 and 7)                            1,875,866           1,298,924
Deferred costs, net of accumulated amortization (Notes 2 and 6)     1,945,386           1,218,508
Prepaid expenses and other assets                                     386,169             578,752
                                                                 ------------        ------------
  Total assets                                                   $ 94,239,730        $ 97,393,817
                                                                 ============        ============


                      LIABILITIES AND PARTNERS' DEFICIT

Liabilities
  Mortgage notes payable (Notes 7 and 11)                        $116,955,198        $120,109,587
  Due to selling partners (Note 8)                                    641,303             641,303
  Accounts payable, accrued expenses and other liabilities          6,961,794           6,804,076
  Tenants' security deposits payable                                  595,263             599,156
  Due to general partners of subsidiaries and their affiliates      1,760,369           1,681,427
  Due to general partners and affiliates (Note 9)                   3,124,563           2,851,494
                                                                 ------------        ------------
                                                                  130,038,490         132,687,043
                                                                 ------------        ------------
Minority interest (Note 2)                                          3,629,565           3,587,022
                                                                 ------------        ------------
Commitments and contingencies (Note 12)

Partners' deficit                                                 (39,428,325)        (38,880,248)
                                                                 ------------        ------------
  Total liabilities and partners' deficit                        $ 94,239,730        $ 97,393,817
                                                                 ============        ============



See accompanying notes to consolidated financial statements.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended March 25
                                                            -----------------------------------------
                                                                 1996           1995           1994
                                                            -----------    -----------    -----------
Revenues
  Rental, net                                               $18,305,514    $18,292,506    $18,115,133
  Other                                                       1,178,138      1,125,522      1,276,704
                                                            -----------    -----------    -----------
  Total revenues                                             19,483,652     19,418,028     19,391,837
                                                            -----------    -----------    -----------
Expenses
  Selling and renting                                         1,211,297      1,135,615      1,211,036
  Administrative and management                               1,874,078      1,908,112      1,744,119
  Administrative and management-related parties (Note 9)        950,989        985,580        971,194
  Operating                                                   1,751,876      1,741,630      1,809,915
  Repairs and maintenance                                     3,297,559      2,995,015      2,717,853
  Taxes and insurance                                         2,512,801      2,345,711      2,181,288
  Financial, principally interest                             9,561,637      9,032,353      9,815,372
  Depreciation and amortization                               4,128,593      4,201,105      4,660,833
  Provision for impairment of assets (Note 4)                 1,116,378              0              0
                                                            -----------    -----------    -----------
  Total expenses                                             26,405,208     24,345,121     25,111,610
                                                            -----------    -----------    -----------
                                                             (6,921,556)    (4,927,093)    (5,719,773)
Minority interest in (income) loss of subsidiaries              (42,752)       (15,637)        68,916
                                                            -----------    -----------    -----------
Loss before extraordinary item                               (6,964,308)    (4,942,730)    (5,650,857)
Extraordinary item - forgiveness of indebtedness
  income (Note 11)                                            6,416,231      3,494,274              0
                                                            -----------    -----------    -----------
Net loss                                                    $  (548,077)   $(1,448,456)   $(5,650,857)
                                                            ===========    ===========    ===========
Net loss allocable to:
  General Partners                                          $    (5,481)   $   (14,485)   $   (56,509)
  Limited Partners                                             (542,596)    (1,433,971)    (5,594,348)
                                                            -----------    -----------    -----------
                                                            $  (548,077)   $(1,448,456)   $(5,650,857)
                                                            ===========    ===========    ===========
Number of limited partnership units outstanding                   7,150          7,150          7,150
                                                            ===========    ===========    ===========
Per limited partnership unit:
  Loss before extraordinary item                            $      (964)   $      (684)   $      (782)
  Extraordinary item                                                888            484              0
                                                            -----------    -----------    -----------
Net loss                                                    $       (76)   $      (200)   $      (782)
                                                            ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT





                                      Total          Limited Partners    General Partners
                                   ------------        ------------        ---------

Balance - March 26, 1993           $(31,780,935)       $(31,145,580)       $(635,355)

  Net loss                           (5,650,857)         (5,594,348)         (56,509)
                                   ------------        ------------        ---------
Balance - March 25, 1994            (37,431,792)        (36,739,928)        (691,864)

  Net loss                           (1,448,456)         (1,433,971)         (14,485)
                                   ------------        ------------        ---------

Balance - March 25, 1995            (38,880,248)        (38,173,899)        (706,349)

  Net loss                             (548,077)           (542,596)          (5,481)
                                   ------------        ------------        ---------

Balance - March 25, 1996           $(39,428,325)       $(38,716,495)       $(711,830)
                                   ============        ============        =========




See accompanying notes to consolidated financial statements.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      Year Ended March 25
                                                                 1996          1995           1994
                                                            ------------   ----------     -----------
Cash flows from operating activities:
Net loss                                                    $  (548,077)   $(1,448,456)   $(5,650,857)
                                                            ------------   ----------     -----------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Extraordinary item - forgiveness of indebtedness
   (Note 11)                                                 (6,416,231)    (3,494,274)             0
  Depreciation and amortization                               4,128,593      4,201,105      4,660,833
  Provision for impairment of assets                          1,116,378              0              0
  Minority interest income (loss) of subsidiaries                42,752         15,637        (68,916)
  (Increase) decrease in assets:
   Cash-restricted for tenants' security deposits                (2,442)        (7,171)        47,396
Mortgage escrow deposits                                        267,998        222,549       (272,645)
Deferred costs                                                        0            194              0
   Prepaid expenses and other assets                            (17,148)        36,253        551,501
Increase (decrease) in liabilities:
   Accounts payable, accrued expenses and other liabilities   2,204,058      1,249,372       (247,717)
Tenants' security deposits payable                               (3,893)         7,171        (47,396)
Increase in due to general partners of
     subsidiaries and their affiliates                           28,514       (440,135)       215,347
Due to general partners and affiliates                          273,069        344,197         14,434
                                                            ------------   ----------     -----------
   Total adjustments                                          1,621,648      2,134,898      4,852,837
                                                            ------------   ----------     -----------
   Net cash provided by (used in) operating activities        1,073,571        686,442       (798,020)
                                                            ------------   ----------     -----------
Cash flows from investing activities:
  Acquisition of property and equipment                         (69,119)       (77,753)       (81,246)
   (Increase) decrease in mortgage escrow deposits -
   replacement reserves                                        (844,940)       (70,018)      (305,833)
                                                            ------------   ----------     -----------
   Net cash (used in) investing activities                     (914,059)      (147,771)      (387,079)
                                                            ------------   ----------     -----------
Net cash from operating and investing activities,
  carried forward                                               159,512        538,671     (1,185,099)



See accompanying notes to consolidated financial statements.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (CONTINUED)


                                                                      Year Ended March 25
                                                                 1995          1994           1993
                                                            ------------   ----------     -----------
Net cash from operating and investing activities,
  brought forward                                                159,512      538,671      (1,185,099)
                                                            ------------   ----------     -----------

Cash flows from financing activities:
  Proceeds from mortgage note payable                         25,514,700            0       1,258,409
  Principal payments of mortgage notes payable               (23,776,639)    (466,012)        (29,291)
  Decrease in minority interest                                     (209)           0               0
  Increase in deferred costs                                  (1,244,470)           0         (36,900)
  Increase in due to general partners of subsidiaries
   and their affiliates                                           50,428            0               0
  Refund of deferred costs                                             0            0           5,831
                                                            ------------   ----------     -----------
Net cash (used in) provided by financing activities              543,810     (466,012)      1,198,049
                                                            ------------   ----------     -----------
Net increase (decrease) in cash                                  703,322       72,659          12,950
Cash and cash equivalents at beginning of year                   319,200      246,541         233,591
                                                            ------------   ----------     -----------
Cash and cash equivalents at end of year                    $  1,022,522   $  319,200     $   246,541
                                                            ============   ==========     ===========
Supplemental disclosure of cash flows information:

  Cash paid during the year for interest                    $  7,120,065   $8,126,210     $ 8,551,216
                                                            ============   ==========     ===========

Supplemental disclosures of noncash financing activities:

  Restructuring of indebtedness:
   Restructuring of mortgage notes payable                  $  4,892,450   $1,472,166     $         0
   Decrease in accounts payable, accrued expenses
     and other liabilities                                             0    2,098,555               0
   Deferred financing costs financed by
     by mortgage notes payable                                         0            0         116,919
   Decrease in prepaid and other assets                                0       76,447               0
   Accrued interest forgiven in connection with
     restructuring of mortgage notes payable                   2,046,343            0               0
   Other assets forgiven in connection with restructuring
     of mortgage notes payable                                   209,731            0               0
   Net Deferred financing costs written off in connection
     with restructuring of mortgage notes payable                312,828            0               0

See accompanying notes to consolidated financial statements.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 1  -   Organization

         Cambridge Advantaged Properties II Limited Partnership (formerly Hutton Advantaged Properties II Limited Partnership) ("the Partnership") was formed pursuant to the laws of the State of Delaware on June 25, 1985. The Partnership invests, as a limited partner, in limited partnerships ("Local Partnerships", "Subsidiaries" and "Subsidiary Partnerships"), each of which owns and operates residential housing developments, which benefit from financing at rates below those otherwise available from conventional lenders, made available through various federal and state government programs or through the issuance of tax-exempt bonds ("Advantaged Financings").

         The Partnership holds an interest in 12 Local Partnerships which own 12 Apartment Complexes receiving government assistance.

         The General Partners of the Partnership are Advantaged Housing Associates Inc. (formerly Hutton Advantaged Housing Associates, Inc.) (the "Advantaged General Partner"), a Delaware corporation and an affiliate of Lehman Brothers, Inc. ("Lehman"), Related Advantaged Residential Associates Inc. (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, Inc. ("Related"), a New York limited partnership and Related and Cambridge Associates Limited Partnership (formerly Related and Hutton Associates Limited Partnership) ("Related/Cambridge Associates"), a Delaware limited partnership. The general partners of Related/Cambridge Associates are the Advantaged General Partner and the Related General Partner.

         Pursuant to the public offering, which occurred from 1985 through 1986, the Partnership received $35,750,000 of Gross Proceeds from 7,150 Limited Partnership Interests. No further issuance of Limited Partnership Interests is anticipated.

         The terms of the Partnership's Restated Agreement of Limited Partnership (the "Limited Partnership Agreement") provide, among other things, that, subject to certain exceptions, profits and losses be shared 99% by the limited partners and 1% by the general partners.

         Effective May 19, 1995, the Partnership's name was changed from Hutton Advantaged Properties II Limited Partnership to Cambridge Advantaged Properties II Limited Partnership.


NOTE 2  -   Summary of Significant Accounting Policies

         a) Going Concern

            As of March 25, 1996, several Local Partnerships are experiencing financial difficulties. There is substantial doubt about the Partnership's ability to continue as a going concern. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See
Note 12 for management's intentions.

         b) Basis of Consolidation

            The consolidated financial statements include the accounts of the Partnership and 12 subsidiary partnerships in which the Partnership is a limited partner, with an ownership interest of 98%.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996



NOTE 2  -   Summary of Significant Accounting Policies (continued)


            The Partnership's fiscal year ends March 25. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March 25.

            All intercompany accounts and transactions have been eliminated in consolidation.

            Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

            Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $47,500, $39,400, and $40,800 for the years ended March 25, 1996, 1995 and 1994, respectively (the 1995, 1994 and 1993 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

         c) Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of less than three months.

         d) Property and Equipment

            Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is generally recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be permanently impaired and the depreciated cost exceeds estimated fair value. Through March 25, 1996, the Partnership has recorded approximately $1,116,000 as an allowance for loss on impairment of assets.

         e) Amortization

            Deferred costs are being amortized over their respective periods of benefit.

         f) Income Taxes

            No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 10).

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996



NOTE 2  -   Summary of Significant Accounting Policies (continued)

         g) Loss Contingencies

            The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

         h) Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         i) Accounting Pronouncements Not Yet Implemented

            In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

            Effective March 26, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.


NOTE 3  -   Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

         Cash and Cash Equivalents, Certificates of Deposit, Mortgage Escrow Deposits and Cash-Restricted for Tenants' Security Deposits

         The carrying amount approximates fair value.

         Mortgage Notes Payable

         The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

         The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                              March 25, 1996
                                                       ------------------------
                                                       Carrying
         Mortgage Notes Payable for which it is:        Amount      Fair Value
                                                       ------------ -----------
         Practicable to estimate fair value            $85,445,797  $81,476,701
         Not Practicable (a)                           $31,509,401  $         0

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996



NOTE 3  -   Fair Value of Financial Instruments (continued)


         (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

Accounts payable and accrued expenses

         The estimated fair value of the Partnership's accounts payable and accrued expenses which are different than carrying value are as follows:

                                                              March 25, 1996
                                                       ------------------------
                                                       Carrying
                                                        Amount      Fair Value
                                                       ------------ -----------
Accounts payable and accrued expenses for which it is:
         Practicable to estimate fair value            $3,904,929   $ 302,545


         The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.


NOTE 4  -   Property and Equipment

         The components of property and equipment and their estimated useful lives are as follows:


                                                 March 25            Estimated
                                           1996      1995          Useful Lives
                                      ------------   ------------  ------------
         Land*                        $ 11,960,011   $ 12,197,065
         Buildings and improvements    116,307,408    117,186,512   15-40 Years
         Furniture and fixtures          5,880,928      5,812,029    5-15 Years
                                      ------------   ------------
                                       134,148,347    135,195,606

         Less:  Accumulated
                depreciation           (45,740,158)   (41,816,329)
                                      ------------   ------------

                                      $ 88,408,189   $ 93,379,277
                                      ============   ============

         *For one subsidiary partnership, land is leased but no payment is required until certain cash flow levels are achieved. No payments were required in the 1995, 1994, and 1993 Fiscal Years, respectively.

         Depreciation expense for the 1995, 1994, and 1993 Fiscal Years amounted to $3,923,830, $3,961,144, and $4,160,496, respectively.

         Galveston-Stewarts Landing, Ltd. ("Galveston") has experienced significant cash flow problems and is presently in default on the Mortgage Note Payable. Beal Bank, the mortgage noteholder, has provided formal notice

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 4  -   Property and Equipment (continued)

of their intent of foreclosure. As a result of the current period loss combined with a history of operating and cash flows losses, it was determined that an impairment of property and equipment existed at December 31, 1995. The impairment loss was determined to be $1,116,378 and reported separately in the Consolidated Statements of Operations. The amount of the impairment loss was determined based in the difference in the carrying value of property and equipment (net of depreciation) and the appraisal provided by Beal Bank, the underlying mortgage holder. The appraisal was dated January 29, 1996, in the amount of $4,050,000.


NOTE 5  -   Mortgage Escrow Deposits

         Mortgage escrow deposits consist of the following:

                                                  March 25
                                        -------------------------
                                            1996           1995
                                        ----------     ----------
         Reserve for replacements       $1,398,198     $  553,258
         Real estate taxes, insurance
          and other                        477,668        745,666
                                        ----------     ----------
                                        $1,875,866     $1,298,924
                                        ==========     ==========

NOTE 6  -   Deferred Costs

         The components of deferred costs and their periods of amortization are as follows:

                                                  March 25
                                        -------------------------     Period
                                            1996           1995       (Month)
                                        ----------     ----------     -------
         Organization fee (a)(b)        $  102,709     $  102,709     60
         Bond and financing fees         2,517,632      2,390,803     65-240
                                        ----------     ----------
                                         2,620,341      2,493,512

         Less:  Accumulated
          amortization                    (674,955)    (1,275,004)
                                        ----------     ----------
                                        $1,945,386     $1,218,508
                                        ==========     ==========

         (a) Represents fees to the Partnership's general partners and affiliates.

         (b) Payable from capital contributions of the Partnership to the subsidiary partnerships.

         Amortization of deferred costs for the 1995, 1994 and 1993 Fiscal Years aggregated $204,764, $239,961, and $500,337, respectively.

         During the 1995, 1994 and 1993 Fiscal Years, respectively, approximately $60,000, $899,000 and $2,900,000 of fully amortized deferred costs were written off.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996




NOTE 7  -   Mortgage Notes Payable

         The mortgage notes are payable in aggregate monthly installments of approximately $701,000, including principal and interest at rates varying from 5% to 12% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

         Annual principal payment requirements for each of the next five fiscal years are as follows:

         Year Ending December 31                      Amount
        ------------------------                    ----------
               1996                              $ 15,319,486
               1997                                   674,176
               1998                                   716,469
               1999                                   761,542
               2000                                 8,075,557
               Thereafter                          91,407,968
                                                 ------------
                                                 $116,955,198
                                                 ============

         The mortgage agreements require monthly deposits to replacement reserves of approximately $16,722 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

         Suncreek - 268, Ltd.

         In 1985 Suncreek-268, Ltd. ("Suncreek"), a subsidiary partnership obtained a $10,000,000 variable rate mortgage loan from the County of Sacramento, California (County) which matures April 2007, requires monthly interest payments and is collateralized by the project. Pursuant to the terms of an interest rate guarantee agreement between the Local General Partner and Suncreek, the interest rate is effectively fixed at 9.9%. Interest paid to the Local General Partner totaled $990,000 for the year ended December 31, 1995.

         In connection with the mortgage loan, Suncreek obtained a $10,000,000 irrevocable letter of credit, which was provided to the County as additional collateral. On April 15, 1995 the mortgage loan was paid by drawing upon the letter of credit. Suncreek is negotiating with Resolution Trust Corporation, who currently holds the original mortgage loan, to repay the loan at the discounted amount of $6,800,000 plus accrued and unpaid interest. The general partner believes this transaction will be consummated shortly. Additionally, the Partnership is negotiating with a financial institution to obtain new permanent financing.

         The Partnership's investment in Suncreek has been reduced to zero by prior years' losses. The minority interest balance in Suncreek was approximately $337,000 and $346,000 at March 25, 1996 and 1995, respectively. Suncreek's net loss after minority interest amounted to approximately $413,000, $427,000 and $390,000 for the 1995, 1994, and 1993 Fiscal Years, respectively.

         The Harbours Associates

         During October 1995, The Harbours Associates ("Harbours") completed a refinancing of its mortgage in the amount of $13,689,000 and, on that date, the existing mortgage in the amount of $15,525,000 was extinguished at a discounted pay-off of $13,015,000. In connection with the refinancing, the 1984 bonds issued by the Newport News Redevelopment and Housing Authority for Harbours were refunded with bonds issued by the

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996




NOTE 7  -   Mortgage Notes Payable (continued)

Virginia Housing Development Authority which in turn made a loan to Harbours. The new loan form Virginia Housing Development Authority bears interest at 7.375%, will be amortized over a 25 year period, requires monthly payments of principal and interest of approximately $100,050 and matures on November 1, 2020. The mortgage may be prepaid beginning November 1, 2005 with a prepayment penalty of 6% reduced by 1% for each 12 month period after that date but not less that 1%. Under agreement with the VHDA, Harbours is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, operating expenditures and distributions to partners. The liability of Harbours under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender. As a result of the refinancing, an extraordinary gain from the mortgage discount of $2,510,000, net of the write off of certain other assets of $209,731 related to the bonds was realized.

         Westwind II Associates

         During 1995, Westwind II Associates ("Westwind II") completed a refinancing of its mortgage in the amount of $4,540,700 and, on that date, the existing mortgage in the amount of $5,660,000 was extinguished at a discounted pay-off of $4,040,000. In connection with the refinancing, the 1985 bonds issued by the City of Roanoke Redevelopment and Housing Authority for Westwind II were refunded with bonds issued by the City of Roanoke Redevelopment and Housing Authority which loaned those proceeds to Highland Mortgage Company which in turn made a loan to Westwind II. The new loan from Highland Mortgage Company bears interest at 6.94%, will be amortized over a 35 year period, requires monthly payments of principal and interest of approximately $28,820 and matures on November 1, 2030. The mortgage may be prepaid beginning November 1, 2005 with a prepayment penalty of 3% reduced by 1% for each 12 month period after that date. Under agreement with the mortgage lender and FHA, Westwood II is required to make monthly escrow deposits for tax, insurance and replacement of project assets, and is subject to restrictions as to operating policies, operating expenditures and distributions to partners. The liability of Westwind II under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender. As a result of the refinancing, an extraordinary gain from the mortgage discount of $1,620,000, net of unamortized deferred mortgage costs of $59,284 was realized.

         Woodridge, Ltd.

         During June 1995, Woodridge, Ltd. ("Woodridge") completed a refinancing of its first mortgage debt which matured on June 1, 1995. Under the refinancing, $7,285,000 in variable rate first mortgage tax exempt refunding bonds were issued by the Kansas Development Finance Authority on behalf of Woodridge. The refunding proceeds extinguished the existing mortgage in the amount of $7,850,000 and accrued interest of $700,000 at a discounted pay-off of approximately $6,250,000 in cash plus a $900,000 second mortgage payable only from available net cash flow and principal due at its maturity in June of 2005. Monthly amortization payments will be paid to a sinking fund escrow account to be used to redeem bonds at a sale or refinancing. These payments are calculated on a 30-year schedule at a 10.65% interest rate. Effective December 1, 1995, Woodridge elected to refund the bonds with a fixed rate to the maturity of the bonds June 1, 2005. The fixed rate of interest is 5.9% per annum. As a result of the refinancing, an extraordinary gain of approximately $1,462,000 was realized.

         Brookwood Apartments, L.P.

         During May 1995, Brookwood Apartments, L.P. completed a modification of its mortgage debt which reduced the interest rate from 9.75% to 8.25% and reduced the monthly installment of principal and interest from $48,916 to $42,901. The mortgage note may be prepaid beginning June 1, 2005 in whole or in part, without penalty or premium, on the first day of any month upon thirty days written notice. Under the agreements with the mortgage

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996




NOTE 7  -   Mortgage Notes Payable (continued)

lender and HUD, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, operating expenditures and distributions to partners.

         Apple Creek

         Apple Creek Associates of Denton, Ltd. ("Apple Creek") first mortgage note matured during February 1995. Since the maturity date Apple Creek had been involved in negotiations to obtain a loan modification on the first mortgage and had continued to make required interest and principal payments. On February 29, 1996, Apple Creek executed a loan modification agreement, which provided among other things for an extension of the maturity date of the loan for five years . Terms of the note requires monthly payments of principal and interest computed at an interest rate of 8.5%, based on an amortization period of 25 years. In addition, Apple creek agreed to remit on a quarterly basis 25% of cash flow generated by the property to be considered a principal reduction. During the first three years of the loan extension, Apple creek has the option to make additional principal reductions in an amount not to exceed $300,000. As a condition of the loan modification agreement, Apple Creek is required to pay for all closing costs and pay a 1% fee of the restated principal balance at closing. The Second and Third Notes require interest to accrue at 12% per annum, after maturity, until paid.

         McAdam Park

         During November 1995, McAdam Park-336 Ltd. ("McAdam") completed a refinancing of its mortgage debt. The existing debt was refinanced through the issuance of tax exempt refunding bonds in the amount of $6,500,000 and by increasing the project's second mortgage to $8,185,000. (See Note 11 and 12.)


NOTE 8  -   Due to Selling Partners

         Short-term notes payable in the original amount of $14,171,840 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, plus cash payments of $4,894,910. Payment dates of the noninterest bearing notes are subject to various conditions including break-even and occupancy rental levels. As of March 25, 1996, $641,303 remains payable.


NOTE 9  -   Related Party Transactions

         One of the general partners of the Partnership, Related/Cambridge Associates, has a 1% interest as a special limited partner in each of the subsidiary partnerships.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996




NOTE 9  -   Related Party Transactions (continued)

         Whitney Management Corp., an affiliate of the Related General Partner, is the general partner of one and managing agent of four of the properties.

         Fees incurred to related parties for the years ended March 25, 1996, 1995 and 1994 were as follows:

                                                  Year Ended March 25
                                             ----------------------------
                                                1996     1995      1994
                                             --------  --------  --------
         Partnership management fees (a)     $ 60,000  $ 60,000  $ 60,000
         Expense reimbursement (b)             77,677    89,368    89,121
         Property management fees (c)         803,312   826,212   812,073
         Local administrative fee (d)          10,000    10,000    10,000
                                             --------  --------  --------
                                             $950,989  $985,580  $971,194
                                             ========  ========  ========

         (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to approximately $457,000 and $397,000 were accrued and unpaid as of March 25, 1996 and 1995, respectively.

         (b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performances. Expense reimbursements and asset monitoring fees owed to the General Partner amounting to approximately $373,000 and $297,000 were accrued and unpaid as of March 25, 1996 and 1995, respectively.

         (c) Property management fees incurred by subsidiary partnerships amounted to $862,480, $879,563 and $864,728 for the 1995, 1994, and 1993 Fiscal
Years, respectively. Of these fees, $433,519, $323,726 and $328,070, were incurred to affiliates of the subsidiary partnerships. In addition, $587,800, $616,956 and $600,836, were incurred to affiliates of the Related General Partner for the 1995, 1994 and 1993 Fiscal Years, respectively. Of such amounts incurred to affiliates of the Related General Partner, $218,007, $114,470 and $116,833, are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

         (d) Related/Cambridge Associates, a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

         Related/Cambridge Associates, a General Partner of the Partnership, is a special limited partner of each Local Partnership, with a 1% interest in profits, losses and distributions. There were no cash distributions from operations for the years ended March 25, 1996 and 1995.

         C/R Florida Associates, L.P., a Delaware limited partnership ("C/R Florida"), is the general partner of Players Club at Fort Myers, Ltd. ("Players Club") and Suntree at Fort Myers, Ltd. ("Suntree"), with a 1% interest in profits, losses and distributions. The Related General Partner and the Advantaged General Partner are the general partners of C/R Florida.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996




NOTE 9  -   Related Party Transactions (continued)

     During September 1988, the Partnership obtained a $793,867 loan from an affiliate of the Related General Partner. This loan accrues interest at the bank's prime rate plus 1% and is repayable from all available cash sources. These funds, together with $2,545,223 of Partnership funds, were advanced by the Partnership to complete Triangle/Oaks Limited Partnership ("the Oaks") refinancing and to provide adequate working capital for the local partnership. Approximately $2,800,000 remains outstanding at March 25, 1996 (Note 13).

         As of December 31, 1995, an affiliate of the Related General Partner advanced $310,926 to the Partnership, none of which was advanced in the 1995 or 1994 Fiscal Years. These funds were advanced by the Partnership to Sheridan to provide working capital . Such note is noninterest bearing.
(Note 13).

         As of December 31, 1995, the Partnership and Whitney Management Corporation, an affiliate of the Local General Partner, and the Partnership had advanced $606,445 to Galveston, none of which was advanced during the 1994 or 1993 Fiscal Years. These funds were advanced to provide working capital to the subsidiary partnership. Such note is noninterest bearing (Note 12).

         The Partnership has advanced $473,007 to McAdam Park-336, Ltd. ("McAdam") in connection with the restructuring of their mortgage debt, including $213,000 during the 1994 Fiscal Year, and approximately $260,000 during the 1992 Fiscal Year. Although this advance is treated as a voluntary loan as defined in the subsidiary partnership agreement, by separate agreement with the mortgagee, these advances will be noninterest bearing. The loan is subordinate to the mortgage notes and repayment is expected only from resale of the Property or refinancing of the mortgage debt (Note 12).

         As of December 31, 1995, the Partnership had advanced Apple Creek Associates of Denton, Ltd. ("Apple Creek") approximately $850,000, none of which was advanced during the 1995 or 1994 Fiscal Years.

         Due to local general partners and affiliates at March 25, 1996 and 1995 consists of the following:

                                                       December 31,
                                                  -------------------------
                                                     1995           1994
                                                  ----------     ----------
         Operating deficit loans (*)              $1,625,441     $1,560,013
         Long-term note payable (**)                  25,000         40,000
         Management and other operating advances     109,928         81,414
                                                  ----------     ----------
                                                  $1,760,369     $1,681,427
                                                  ==========     ==========

         (*) Operating deficit loans include five loans payable to local general partners and affiliates which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.

         (**) One subsidiary partnership has a long-term note payable to its local general partner. The note, which matures in 1997, requires monthly principal payments in the amount of $1,250 plus interest at the prime rate.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996



NOTE 10 -   Income Taxes

         A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                 Year Ended December 31
                                                       -----------------------------------------
                                                          1995           1994           1993
                                                       -----------    -----------    -----------
Financial statement net loss                           $  (548,077)   $(1,448,456)   $(5,650,857)
Difference between depreciation expense
  recorded for financial reporting purposes and the
  accelerated cost recovery system utilized for
  income tax purposes                                   (1,068,098)    (1,260,062)    (1,645,147)
Other                                                          453       (375,334)       521,219
                                                       -----------    -----------    -----------
Loss as shown on the income tax return for the
  calendar year ended                                  $ 1,615,722    $(3,083,852)   $(6,774,785)
                                                       ===========    ===========    ===========

NOTE 11 -   Extraordinary Item - Forgiveness of Indebtedness Income

         Extraordinary items-forgiveness of indebtedness consist of the follows:

                                                        Year Ended March 25
                                             ----------------------------------
                                                 1995          1994        1993
                                             ----------     -----------    ----
         Woodridge                           $1,462,450     $         0    $  0
         Westwind II                          1,560,716               0       0
         Harbours                             2,300,269               0       0
         McAdam Park-336 Ltd.                 1,092,796               0       0
         Triangle/Oaks Limited Partnership            0       3,494,274       0
                                             ----------     -----------    ----
                                             $6,416,231     $ 3,494,274    $  0
                                             ==========     ===========    ====

         Woodridge

         During 1995, Woodridge completed a refinancing of its first mortgage debt which matured on June 1, 1995 (see Note 7 above). As a result of the refinancing, the previous mortgage including past due interest was discounted and paid and an extraordinary gain of $1,462,450 was realized.

         Westwind II

         During 1995 Westwind II incurred an extraordinary gain of $1,560,716 on the early retirement of the debt related to the Multifamily Rental Housing Revenue bonds issued by the authority of the Roanoke Redevelopment and Housing Authority. Westwind II retired the debt at a discount, using the funds obtained from a mortgage issued by FHA. The debt balance at the time of the refinancing was $5,660,000 and the amount paid to

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996



NOTE 11 -   Extraordinary Item - Forgiveness of Indebtedness Income (continued)

retire the debt was $4,040,000 resulting in a discount of $1,620,000. The gain was offset by the write off of the net unamortized deferred mortgage costs of $59,284 related to the bonds.

         Harbours

         During 1995 Harbours incurred an extraordinary gain of $2,300,269 on the early retirement of the debt related to the Multifamily Rental Housing Revenue bonds issued by the authority of the Newport News Redevelopment and Housing Authority. Harbours retired the debt at a discount, using the funds obtained from a mortgage issued by Virginia Housing Development Authority. The debt balance at the time of the refinancing was $15,525,000 and the amount paid to retire the debt was $13,015,000 resulting in a discount of $2,150,000. The gain was offset by the write off of certain other assets of $209,731 related to the bonds.

         McAdam

         During November 1995, McAdam refinanced its mortgage debt accrued unpaid interest of $1,346,343 was forgiven by the mortgage and recorded as an extraordinary item net of unamortized deferred mortgage costs of $253,547. (See
Note 7.)

         Oaks

         During 1994, the debt of Triangle/Oaks Limited Partnership ("Oaks") was modified. As a result of the modification, three subordinated notes previously recorded as a liability of the partnership in the amount of $1,472,166 were surrendered by the mortgagee and cancelled. In addition, interest previously accrued on the subordinated and wrap notes were also cancelled. Trustee fees were forgiven and legal costs incurred during 1994 were netted against the reduced liabilities resulting in a recognized extraordinary gain of $3,494,274 during the 1994 Fiscal Year.

NOTE 12 -   Commitments and Contingencies

         a) Events of Default and Going Concern

            The financial statements for four subsidiary partnerships have been prepared assuming each will continue as a going concern. The circumstances described below raise substantial doubt about each subsidiary partnership's ability to continue as a going concern. The auditors for these four subsidiary partnerships modified their reports on the 1995 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The four subsidiary partnerships are Galveston, Players Club, Suntree and McAdam.

            In view of the matters described in the preceding paragraph, recoverability of the Partnership's investment in the subsidiary partnerships is dependent upon continued operations of the subsidiary partnerships, which in turn are dependent upon the ability of each subsidiary partnership to meet financing requirements on a continuing basis and to succeed in future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the subsidiary partnerships be unable to continue in existence.

            Management of the Partnership intends to continue to support the efforts of the Local General Partners of these subsidiary partnerships to refinance or restructure mortgage indebtedness and to provide

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996




NOTE 12 -   Commitments and Contingencies (continued)

         a) Events of Default and Going Concern (continued)

consultation and advice in such matters as required.

            The following is a description of each subsidiary's events of default and going concern issues, as well as the courses of action taken by the respective local general partners to enable the subsidiary partnerships to achieve such goals.

            Galveston

            Galveston has sustained continued operating deficits and has a net partners' deficiency of approximately $5,656,000 at March 25, 1996. Galveston mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and the subsidiary was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank has commenced foreclosure proceedings. Galveston is in the process of trying to negotiate a provisional workout or modification agreement with Beal Bank but there can be no assurance that such negotiations will be successful. As of March 25, 1996 the Partnership and Whitney Management Corporation, an affiliate of the Related General Partner and the local general partner, had advanced $606,445 of interest-free loans to Galveston of which approximately $549,000 remains unpaid at March 25, 1996. The Partnership's investment in Galveston has been reduced to zero by prior years' losses. The minority interest balance in Galveston was zero at both March 25, 1996 and 1995. Galveston's net loss after minority interest amounted to approximately $1,377,000, $357,000 and $343,000 for the 1995, 1994, and 1993
Fiscal Years, respectively.

            Players Club and Suntree

            Players Club and Suntree have incurred operating losses and cash flow deficits due to low occupancy levels. At March 25, 1996, Players Club and Suntree have partners' deficiencies of approximately $2,715,000 and $2,044,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The Partnership entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). The extension of the forbearance agreements call for minimum debt service payments at the rate of 7.5% for Suntree and 7.0% for Players Club through 1996, at which time the minimum pay rates are then scheduled to increase to the original stated rates of 8%. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid from sales/refinancing proceeds. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnerships, which is dependent upon their abilities to meet financing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. In addition, management has taken steps to control the subsidiary partnerships' operating expenses.

         The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $18,000 and $29,000 at March 25, 1996 and 1995, respectively. In the case of Suntree, the minority interest balance for Suntree was approximately $18,000 and $24,000 at March 25, 1996 and 1995, respectively. Players Club's net loss after minority interest amounted to approximately $544,000, $597,000 and $435,000 for the 1995, 1994 and 1993 Fiscal Years,
respectively. Suntree's net loss after minority interest amounted to approximately $307,000, $401,000 and $370,000 for the 1995, 1994 and 1993 Fiscal
Years, respectively.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996




NOTE 12 -   Commitments and Contingencies (continued)

         a) Events of Default and Going Concern (continued)

            McAdam

            Through March 25, 1996, the Partnership has advanced $473,007 to McAdam to enable it to make debt-service payments,. This advance was treated as a voluntary loan and will be noninterest bearing. The loan is subordinate to the mortgage notes and repayment can occur only from resale of the property or refinancing of the mortgage debt. As a result of recurring losses from operations and negative cash flows from operating activities, McAdam has been unable to meet its debt obligations and by October 30, 1994, the Partnership could no longer advance funds to keep the debt service current. Accordingly, in October 1994, McAdam stopped paying debt service and defaulted on its mortgage obligation.

            During November 1995, McAdam completed a refinancing of its mortgage debt. Prior to the refinancing, the project was encumbered with $14,685,000 of aggregate mortgage debt, consisting of a first mortgage of $12,920,000 and a second mortgage, payable only to the extent of available cash flow, of $1,765,000. The existing debt was refinanced through the issuance of tax-exempt refunding bonds in the amount of $6,500,000 and by increasing the project's second mortgage to $8,185,000. Accrued unpaid interest in the amount of $1,346,343 was forgiven by the mortgagee.

            Prior to completing the refinancing, on October 13, 1995, McAdam and Fannie Mae ("Purchaser") entered into an Option Agreement that grants the Purchaser the option to purchase the project for $14,685,000. The Purchaser paid $50,000 in consideration of the option and was to exercise its rights under the Option Agreement during the period commencing on May 23, 1996 and ending on August 17, 1996. On May 31, 1996, the purchaser exercised this option and took possession of the property.

            These matters raise substantial doubt about McAdam's ability to continue as a going concern. The financial statements do not contain any adjustments which might result from the outcome of these matters.

            As of March 25, 1996, McAdam's total liabilities exceeded total assets by approximately $6,754,000 and the net loss for the year ended March 25, 1996 totaled approximately $1,440,000.

            The Partnership's investment in McAdam has been reduced to zero by prior years' losses. The minority interest balance in McAdam was zero at March 25, 1996 and 1995, respectively. McAdam's net loss after minority interest amounted to approximately $851,000, $1,101,000 and $917,000 for the 1995, 1994
and 1993 Fiscal Years, respectively.

         b) Subsidiary Partnerships - Other

         Oaks

         On September 13, 1991, the Oaks filed a petition under Chapter 11. The filing of the petition was brought about by the rehabilitation proceedings involving the Mutual Benefit Life Insurance Co. ("Mutual Benefit"). Mutual Benefit was the credit enhancer for bonds issued by the Florida Housing Finance Agency. During 1988, the Oaks was refinanced with the tax exempt bonds. The filing of the rehabilitation proceedings constituted a technical non monetary default under the mortgage and other security documents. In order to avoid the possibility of a required early payment of the total mortgage due to the technical default, the Partnership filed for reorganization under Chapter 11.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996




NOTE 12 -   Commitments and Contingencies (continued)

         b) Subsidiary Partnerships - Other (continued)

         On May 14, 1992, the Oaks dismissed the Chapter 11 petition in favor of a court-ordered Standstill Agreement which protected the Oaks from foreclosure while alleviating the Oaks of expenses relating to the Chapter 11 motion. The Standstill Agreement expired on August 15, 1992, however, the bank must give 15 days notice before taking action on any previously noticed defaults. The Oaks is currently operating outside the protection of the bankruptcy courts and has not received any further notices of default from the bank. The Mutual Benefit rehabilitation proceeding continues to constitute a technical, nonmonetary default under the mortgage and other security documents.

         During the 1993 Fiscal Year, a declaratory relief action was filed. It acknowledges that default events have occurred and prohibits the trustee from exercising any default remedies providing that the Oaks complies with the terms of the agreement. During March 1994, the trustee agreed to forbear from exercising default remedies, provided among other things, that the subsidiary partnership is current in making debt service payments in the future. No remarketing of the bonds, as originally scheduled for February 1, 1994, has occurred.

         During 1994, the debt of the Oaks was modified. As a result of the modification, three subordinated notes previously recorded as a liability of the Partnership in the amount of $1,472,166 were surrendered by the mortgagee and cancelled. In addition, interest previously accrued on the subordinated and wrap notes were also cancelled. Trustee fees were forgiven and legal costs incurred during 1994 were netted against the reduced liabilities resulting in a recognized extraordinary gain of $3,494,274 during the 1994 Fiscal Year.

         The Partnership's investment in the Oaks has been reduced to zero by prior year losses. The minority interest balance in the Oaks was approximately $426,000 and $434,000 at March 25, 1996 and 1995, respectively. Oaks' losses after minority interest amounted to approximately $402,000 for the 1995 Fiscal Year. Oaks' net income after minority interest amounted to approximately $2,902,000 for the 1994 Fiscal Year. Oak's net loss after minority interest amounted to approximately $1,233,000 for the 1993 Fiscal Year.

            Sheridan Square Associates of Lawton

            As of March 25, 1996, the Partnership had advanced $310,926 of subordinated interest free loans to Sheridan Square Associates of Lawton ("Sheridan"), none of which has been advanced since the 1992 Fiscal Year. Sheridan has sustained continued operating deficits and has a net capital deficiency at March 31, 1996 of approximately $3,583,000.

         The Partnership's investment in Sheridan has been reduced to zero by prior years' losses. The minority interest balance in Sheridan was approximately $311,000 and $317,000 at March 25, 1996 and March 25, 1995, respectively.
Sheridan's net loss after minority interest amounted to approximately $327,000, $244,000 and $313,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

         c) Land Lease

            Suncreek, a subsidiary partnership, leases its land from its general partner for a term of 99 years commencing December 20, 1985. As specified in the subsidiary partnership agreement, these lease payments are due only when certain cash flow levels from operations have been reached or sufficient cash proceeds from sale or refinancing are obtained. No rent payments were required in 1995, 1994 or 1993. As of December 31, 1995 there is approximately $1,600,000 of accumulated lease payments that would be payable from the sale or refinancing of the property, contingent upon obtaining sufficient cash, as specified in the agreement.

   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996




NOTE 12 -   Commitments and Contingencies (continued)

         d) Uninsured Cash and Cash Equivalents

            The Partnership maintains cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 1996, uninsured cash and cash equivalents approximated $315,000.

         e) Other

            The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expire.

            Each subsidiary partnership with restricted assets had liabilities in excess of assets at December 31, 1995.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Partnership has no directors or executive officers.

         Advantaged Housing Associates Inc., the Advantaged General Partner, is an affiliate of Lehman. Related Advantaged Residential Associates Inc., (Related General Partner), is an affiliate of The Related Companies, L.P. ("Related"). The general partner of Related is The Related Realty Group, Inc., of which Stephen M. Ross is president, director and a stockholder. The General Partners will manage and control the affairs of the Partnership directly and engage other affiliates of Related and Lehman, to assist them in connection herewith.

         Certain information concerning the directors and executive officers of the General Partners are set forth below.

Advantaged Housing Associates Inc.

         Advantaged Housing Associates Inc. was incorporated in Delaware on June 25, 1985. As described below, several of the executive officers and directors of the Advantaged General Partner have had significant experience in the real estate business. The Advantaged General Partner reviews the operations, budgets and financial results of the Partnership and Local Partnerships on an ongoing basis. The Advantaged General Partner and/or its affiliates, through participation on the Investment Committee or otherwise, will provide consultation and advice with respect to proposed sales and refinancings of the Partnership's investments in appropriate circumstances. The Advantaged General Partner also assists in the preparation of, and reviews and comments upon, all filings required to be made by the Partnership with the Securities and Exchange Commission, the Internal Revenue Service, and any other federal or state government body, and communications with and reports to Limited Partners.

         The directors and executive officers of the Advantaged General Partner are as follows:

         PAUL L. ABBOTT, 50, is President of the Advantaged General Partner and the Managing Director of Lehman Brothers. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

         DONALD E. PETROW, 39, is a Vice President of the Advantaged General Partner and First Vice President of Lehman Brothers. From March 1989, he has been responsible for the investment management and restructuring of mortgage and equity investments secured by multi-family apartments and government assisted housing. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to commercial real estate direct investments. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. degree in accounting from Saint Peters College and an M.B.A. in finance from Pace University.

         DONALD HABER, 36, is a Vice President of the Advantaged General Partner and a Vice President of Lehman Brothers, a position he has held since September 1991. Mr. Haber joined Lehman in 1989 as an Assistant Vice President and real estate specialist in the limited partnership origination group. For eight years prior to joining Lehman, Mr. Haber held a variety of positions with certain real estate developers and owners, as well as with the accounting firm of KPMG Peat Marwick. Mr. Haber holds a bachelor of science degree in accounting from the University of Florida and is a certified public accountant.

Related Advantaged Residential Associates Inc.

         Related Advantaged Residential Associates Inc. was incorporated in Delaware on January 25, 1985. The directors and executive officers of the Related General Partner are as follows:

         STEPHEN M. ROSS, 56, is a Director of the Related General Partner. Mr. Ross is also president, director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a bachelor of science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a master of laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

         J. MICHAEL FRIED, 52, is President and a Director of the Related General Partner. Mr. Fried is president, a director and a principal shareholder of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a master of science degree in psychology; and from Michigan State University with a bachelor of arts degree in history.

         D. GARRY MUNSON, 51, was an Executive Vice President of the Related General Partner prior to resigning on January 2, 1992. Mr. Munson graduated from Cornell University with a bachelor of science degree in industrial and labor relations and from the University of Pennsylvania Wharton School of Finance with a Masters in business administration. Mr. Munson founded in 1977, and is currently President and part owner of, Whitney Management Company, and Munson and Company. Whitney Management Company manages residential real estate projects. Munson and Company provides consulting services to the residential real estate industry. Mr. Munson joined Capital in September 1985 as head of the Acquisition Department.

         ALAN P. HIRMES, 41, is a Senior Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a bachelor of arts degree.

         STUART J. BOESKY, 40, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980, was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a bachelor of arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a master of laws degree in taxation from Boston University School of Law.

         LAWRENCE J. LIPTON, 40, is Treasurer and an Assistant Vice President of the Related General Partner. Mr. Lipton has been a certified public accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche form 1987 to 1991. Mr. Lipton graduated from Rutgers College with a bachelor of arts degree and from Baruch College with a masters of business administration degree.

         ROBERT BORDONARO, 42, is Assistant Vice President of the Related General Partner. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a certified public accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982-1985 and Arthur Young from 1975-1981. Mr. Bordonaro graduated from New York
University with a bachelor of science degree in 1974 and with a masters of business administration degree in 1975.

         LYNN A. McMAHON, 40, is Secretary of the Related General Partner. Since 1983, she has served as assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

      SUSAN J. McGUIRE, 49, is Assistant Secretary of the Related General Partner. She began her employment at Capital in January 1977 as assistant to the President and Office Manager. In January 1986, Ms. McGuire was promoted to Vice President of Capital and she is also the Secretary of Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co, Inc., an investment banking firm in New York
City.  Ms. McGuire attended Queensboro Community College.

Item 11. Executive Compensation.

         The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to sales and refinancings. Certain directors and officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. See Note 9 to the Financial Statements, which is incorporated by reference.

         Tabular information concerning salaries, bonuses and other types of compensation payable to execute officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The General Partners own all of the outstanding general partnership interests in the Partnership. The General Partners have a 1% interest in all profits, losses and distributions of the Partnership from operations and a subordinated 15% interest in such items from sale or refinancing proceeds. Except as aforesaid, no person is known to own beneficially in excess of 5% of the outstanding partnership interests.

         At March 25, 1996, security ownership by the General Partners and their affiliates is as listed:

                                         Name of                      Percentage of Outstanding
         Title of Class            Beneficial Ownership     Amount    General Partner Interest
          ------------             -------------------      ------    ------------------------
         General Partnership       Advantaged Housing
         Interest in the           Associates Inc.          $10            13.2%
         Partnership
                                   Related Advantaged         6            19.8%
                                   Residential
                                   Associates Inc.

                                   Related and Cambridge
                                   Associates Limited
                                   Partnership                4            67.0%
                                                                          ------
                                                                          100.0%

Item 13. Certain Relationships and Related Transactions.

         The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also
Note 9 to the Financial Statements in Item 8 above. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

         Related/Cambridge Associates is a special limited partner of each Local Partnership, with a 1% interest in profits, losses and distributions from such Local Partnerships. As discussed in Item 1, Related/Cambridge Associates has been admitted to the Local Partnerships for the purpose of monitoring the Local Partnerships and exercising certain rights under the Local Partnership Agreements on behalf of the Partnership. Related/Cambridge Associates, an affiliate of the Related General Partner, is also the general partner of four of the properties.

         The Related General Partner and the Cambridge General Partner are the general partners of C/R Florida, which is the Local General Partner of Players Club and Suntree. The Cambridge General Partner and certain officers, directors and shareholders of the Related General Partner are the limited partners of C/R Florida.

         Related Management Corporation of Florida, an affiliate of the Related General Partner, provides property management services to three Local Partnerships, for which it was paid its usual and customary management fees, aggregating approximately $309,000, $299,000 and $288,000 during the 1995, 1994 and 1993 Fiscal Years, respectively.

         Whitney Management Corp., an affiliate of the Related General Partner, is the general partner of one and the managing agent of four of the properties. Property management fees earned by Whitney Management Corp. were approximately $278,000, $268,000 and $256,000 for the 1995, 1994 and 1993 Fiscal Years,
respectively.

      Related Management Corp., an affiliate of the Related General Partner, provides property management services to one of the Local Partnerships, for which it was paid its usual and customary management fees, totaling approximately $0, $50,000, and $57,000 during the 1995, 1994 and 1993 Fiscal Years, respectively.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                   Sequential
                                                                     Page
(a) 1. Financial Statements

       Independent Auditors' Report                                        18

       Consolidated Balance Sheets at March 25, 1996 and
           1995                                                            55

       Consolidated Statements of Operations for the Years
           Ended March 25, 1996, 1995 and 1994                             56

       Consolidated Statements of Changes in Partners' Deficit for the Years
           Ended March 25, 1996, 1995 and 1994                             57

       Consolidated Statements of Cash Flows for the Years
           Ended March 25, 1996, 1995 and 1994                             58

       Notes to Consolidated Financial Statements                          60

       The financial statements of the Local Partnerships are not included separately herein


(a) 2. Financial Statement Schedules

       Independent Auditors' Report on Financial Statement
           Schedules                                                       84

       Schedule III - Real Estate and Accumulated
           Depreciation                                                    85

       All other schedules have been omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3. Exhibits

       (3A) Form of Amended and Restated Agreement and
            Certificate of Limited Partnership of
            the Registrant**

       (3B) Amended Certificate of Limited Partnership of the Registrant, as filed with the Secretary of State of the State of Delaware**

       (10A)Form of Escrow Agreement**

       (22) Subsidiaries of the Registrant                                 88

       (27) Financial Data Schedule (filed herewith)                       89

       **Incorporated by reference to exhibits filed with Amendment No. 1 to Cambridge Advantaged
           Properties II L.P.'s Registration Statement Form
           S-11 Registration File No. 2-98773.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter

                                  SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
                                 (Registrant)



                       By: RELATED ADVANTAGED RESIDENTIAL
                           ASSOCIATES INC.,
                           a General Partner

Dated: June 21, 1996

                           By: /s/ J. Michael Fried
                               _________________________
                               J. Michael Fried,
                               President and Director


                       By: ADVANTAGED HOUSING ASSOCIATES, INC.
                           a General Partner

Dated: June 21, 1996

                           By: /s/ Paul L. Abbott
                               _________________________
                               Paul L. Abbott,
                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


     Signature                         Title                                        Date
- - ---------------------------   --------------------------------------            -----------


                              President and Chief Executive Officer
/s/J. Michael Fried           (Principal executive officer) and
____________________________  Director of Related Advantaged                    June 21, 1996
J. Michael Fried              Residential Associates, Inc.




/s/ Lawrence J. Lipton        Treasurer (principal financial and accounting
____________________________  officer) of Related Advantaged Residential        June 21, 1996
Lawrence J. Lipton            Associates, Inc.



/s/ Stephen M. Ross           Director of Related Advantaged                    June 21, 1996
____________________________  Residential Associates, Inc.
Stephen M. Ross


                              Chairman of the Board, President, Chief
/s/ Paul L. Abbott            Executive Officer (principal executive officer)
____________________________  and Director of Advantaged Housing                June 21, 1996
Paul L. Abbott                Associates, Inc.

       [Trien, Rosenberg, Felix, Rosenberg, Barr & Wein, LLP letterhead]

                         INDEPENDENT AUDITORS' REPORT



To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries


         In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated June 14, 1996 on pages 18 and 19, which is based in part on the reports of other auditors, we have also audited supporting Schedule III for the 1995, 1994 and 1993 Fiscal Years. In our opinion, and based on the reports of other auditors, (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), this consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

         The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity and its subsidiary partnerships will continue as going concerns. As discussed in Notes 2 and 12, the auditors of four (Fiscal 1995) subsidiary partnerships have modified their reports due to the uncertainties of the subsidiary partnerships' abilities to continue as going concerns. These subsidiary partnerships' losses before extraordinary item constituted 60%, 50% and 37% of the Partnership's losses before extraordinary item during the 1995, 1994 and 1993 Fiscal Years, respectively, and their assets constituted 31% and 33% of the Partnership's assets at March 25, 1996 and 1995, respectively. The consolidated entity and its subsidiary partnerships have significant contingencies which raise substantial doubt about their ability to continue as going concerns. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN, ROSENBERG, FELIX,
      ROSENBERG, BARR & WEINBERG, LLP


TRIEN, ROSENBERG, FELIX,
   ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 14, 1996

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 1996

                                                                                                                 Cost Capitalized
                                                                                                                  Subsequent to
                                                                       Initial Cost to Partnership                 Acquisition:
 Subsidiary Partnership's Residential         Encumbrances                                                         Improvements
                Property                                               Land             Buildings and Improvements
(2)   Triangle/Oaks Limited Partnership       $19,370,000           $ 1,412,511               $ 17,812,831             $4,898,346
(4)   Sheridan Square Associates of            9,203,377              1,093,520                  8,228,192                459,426
        Lawton
(5)   Apple Creek Associates of Denton,        7,946,355                398,000                  8,517,595               (406,708)
        Ltd
(5)   Galveston-Stewart's Landing, Ltd         6,540,089              1,112,405                  6,462,225             (1,069,129)
        (a)
(2)   Players Club at Fort Myers, Ltd          9,700,000              3,204,124                 10,013,904             (2,187,222)
(2)   Suntree at Fort Myers, Ltd               7,500,000              2,098,029                  8,748,887             (2,196,134)
(3)   Woodridge, Ltd                           8,185,000              1,368,929                  7,072,779                388,180
(6)   The Harbours Associates                  13,657,062             1,449,985                 15,323,441               (255,982)
(6)   Westwind II Associates                   4,535,570                322,817                  4,919,687                750,207
(3)   Brookwood Apartments L.P.                5,632,745                368,827                  6,803,294                 59,464
(1)   Suncreek-268, Ltd                        10,000,000                     0 (b)              9,170,112              2,417,427
(1)   McAdam Park-336, Ltd                     14,685,000                     0 (e)             11,027,615              4,360,763
                                              -----------           -----------                -----------              ---------
                                              116,955,198           $12,829,147               $114,100,562            $ 7,218,638
                                              ===========            ==========                ===========              =========



                                                              Gross Amount at which Carried At Close of Period
 Subsidiary Partnership's Residential                                           Buildings and
                Property                                   Land                     Improvements                  Total
(2)   Triangle/Oaks Limited Partnership                $ 1,882,423                  $ 22,241,265              $ 24,123,688
(4)   Sheridan Square Associates of                      1,093,520                     8,687,618                 9,781,138
        Lawton
(5)   Apple Creek Associates of Denton,                    398,000                     8,110,887                 8,508,887
        Ltd
(5)   Galveston-Stewart's Landing, Ltd                     875,351                     5,630,150                 6,505,501
        (a)
(2)   Players Club at Fort Myers, Ltd                    2,668,486                     8,362,320                11,030,806
(2)   Suntree at Fort Myers, Ltd                         1,667,738                     6,983,044                 8,650,782
(3)   Woodridge, Ltd                                     1,232,864                     7,597,024                 8,829,888
(6)   The Harbours Associates                            1,449,985                    15,067,459                16,517,444
(6)   Westwind II Associates                               322,817                     5,669,894                 5,992,711
(3)   Brookwood Apartments L.P.                            368,827                     6,862,758                 7,231,585
(1)   Suncreek-268, Ltd                                          0 (b)                11,587,539                11,587,539
(1)   McAdam Park-336, Ltd                                       0 (e)                15,388,378                15,388,378
                                                       -----------                  ------------              ------------
                                                       $11,960,011                  $122,188,336              $134,148,347
                                                       ===========                   ===========              ============




                                                                                                       Life on which
                                                                                                   Depreciation in Latest
                                                                       Year of                       Income Statement is
 Subsidiary Partnership's Residential             Accumulated        Construction    Date Acquired     Computed (c) (d)
                Property                         Depreciation

(2)   Triangle/Oaks Limited Partnership           $ 7,499,590          (c)            9/85              40 Years
(4)   Sheridan Square Associates of                 3,239,848          (c)            10/85             30 Years
        Lawton
(5)   Apple Creek Associates of Denton,             3,170,448          (c)            10/85             30 Years
        Ltd
(5)   Galveston-Stewart's Landing, Ltd              2,429,970          (c)            10/85            15-30 Years
        (a)
(2)   Players Club at Fort Myers, Ltd               3,010,690          (c)            10/85             30 Years
(2)   Suntree at Fort Myers, Ltd                    2,531,518          (c)            10/85             30 Years
(3)   Woodridge, Ltd                                2,931,377          (c)            10/85             30 Years
(6)   The Harbours Associates                       5,648,608          (c)            11/85             30 Years
(6)   Westwind II Associates                        2,161,619          (c)            12/85             30 Years
(3)   Brookwood Apartments L.P.                     2,476,240          (c)            12/85             30 Years
(1)   Suncreek-268, Ltd                             4,693,785          (c)            12/85            27.5 Years
(1)   McAdam Park-336, Ltd                          5,946,466          (c)            12/85            27.5 Years
                                                  -----------
                                                  $45,740,159
                                                  ===========

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 1996
                                   (Continued)


(a) Included in Gross Amount of Land and Buildings and Improvements at Close of Period is a provision for impairment of assets in the amount of $237,054 and $879,324, respectively. The total provision in the amount of $1,116,378 is also included in Costs Capitalized Subsequent to Acquisition. See Note 4 in Item 8, Financial Statements and Supplementary Data.

(b)  Property subject to a 99 year land lease expiring 2084.

(c) Since all properties were acquired as operating properties, depreciation is computed using primarily by the straight line method over the estimated useful lives determined by the Partnership date of acquisition.

(d) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.

(e) Land was leased from the former general partner. During December 1991, the bankruptcy court approved the termination of said lease and transfer of title of the property to McAdam Park-336.

Geographic Locations
(1) California, (2) Florida, (3) Kansas, (4) Oklahoma, (5) Texas, (6) Virginia.

                                           Cost of Property and Equipment                    Accumulated Depreciation
                                      -------------------------------------------    ---------------------------------------

                                                                    Year Ended March 25,
                                      ---------------------------------------------------------------------------------------
                                          1996           1995            1994            1996          1995           1994
                                      ------------   ------------    ------------    -----------   -----------    -----------
Balance at beginning of period        $135,195,606   $135,135,979    $135,054,733    $41,816,329   $37,873,311    $33,712,815
Additions during period:
   Improvements                             69,119        130,252          81,246
   Depreciation expense                                                                3,923,830     3,961,144      4,160,496
Reductions during period:
   Dispositions                                  0         70,625               0              0        18,126              0
   Allowance for impairments             1,116,378              0               0              0             0              0
                                      ------------   ------------    ------------    -----------   -----------    -----------
Balance at end of period              $134,148,347   $135,195,606    $135,135,979    $45,740,159   $41,816,329    $37,873,311
                                      ============   ============    ============    ===========   ===========    ===========


At the time the local partnerships were acquired by Cambridge Advantaged Properties II Limited Partnership, the entire purchase price paid by Cambridge Advantaged Properties II Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.

                                  Exhibit 22


Subsidiaries of Registrant                              State of Organization
- - --------------------------                              ---------------------
Triangle/Oaks Limited Partnership                                 MA
Sheridan Square Associates of Lawton                              OK
Apple Creek Associates of Denton, Ltd                             TX
Galveston-Stewart's Landing, Ltd                                  TX
Woodridge, Ltd                                                    CA
Players Club at Fort Myers, Ltd                                   CA
Suntree at Fort Myers, Ltd                                        CA
The Harbours Associates                                           VA
Brookwood Apartments L.P.                                         KS
Westwind II Associates                                            VA
McAdam Park-336, Ltd                                              OR
Suncreek-268, Ltd                                                 OR