Form 10-Q
period 1996-06-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1996-08-09
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------ EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 1996


                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-14941


             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Delaware                                   13-3330195
- --------------------------------------------           -------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

  625 Madison Avenue, New York, New York                         10022
- --------------------------------------------           -------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ----

                                     PART I

Item 1.  Financial Statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                                                  June 25,        March 25,
                                                                                   1996             1996
                                                                                  --------        ---------
Property and equipment, net of accumulated depreciation
   of $46,694,229 and $45,740,158 respectively                                $ 87,454,118      $ 88,408,189
Cash and cash equivalents                                                        1,024,206         1,022,522
Cash - restricted for tenants' security deposits                                   612,064           601,598
Mortgage escrow deposits                                                         2,710,512         1,875,866
Deferred costs, net of accumulated amortization of $735,748
   and $674,955, respectively                                                    1,976,341         1,945,386
Prepaid expenses and other assets                                                  292,488           386,169
                                                                              ------------      ------------
   Total assets                                                               $ 94,069,729      $ 94,239,730
                                                                              ============      ============
                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Mortgage notes payable                                                     $116,790,233      $116,955,198
   Due to selling partners                                                         641,303           641,303
   Accounts payable, accrued expenses and other liabilities                      8,403,800         6,961,794
   Tenants' security deposits payable                                              612,064           595,263
   Due to general partners of subsidiaries and their affiliates                  1,764,515         1,760,369
   Due to general partners and affiliates (Note 3)                               3,163,547         3,124,563
                                                                              ------------      ------------
   Total liabilities                                                           131,375,462       130,038,490

Minority interest                                                                3,616,722         3,629,565
                                                                              ------------      ------------

Commitments and Contingencies (Note 5)

Partners' deficit                                                              (40,922,455)      (39,428,325)
                                                                              ------------      ------------
Total liabilities and partners' deficit                                       $ 94,069,729      $ 94,239,730
                                                                              ============      ============




See accompanying notes to consolidated financial statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                         June 25,
                                                                                ---------------------------
                                                                                   1996            1995*
                                                                                ----------      -----------
Revenues
   Rentals, net                                                               $  4,403,430      $  4,441,023
   Other                                                                           332,214           280,969
                                                                              ------------      ------------

   Total revenues                                                                4,735,644         4,721,992
                                                                              ------------      ------------

Expenses
   Selling and renting                                                             159,475           139,197
   Administrative and management                                                   718,438           743,444
   Administrative and management-related parties (Note 3)                          232,652           242,181
   Operating                                                                       358,807           337,842
   Repairs and maintenance                                                         895,970           583,881
   Taxes and insurance                                                             563,500           565,370
   Interest                                                                      2,298,911         2,373,255
   Depreciation and amortization                                                 1,014,864         1,043,877
                                                                              ------------      ------------

   Total expenses                                                                6,242,617         6,029,047
                                                                              ------------      ------------

Net loss before minority interest                                               (1,506,973)       (1,307,055)

Minority interest in loss of subsidiaries                                           12,843            11,905
                                                                              ------------      ------------

Net loss                                                                      $ (1,494,130)     $ (1,295,150)
                                                                              ============      ============
















*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)


                                                             Total          Limited Partners    General Partners
                                                          -------------     ----------------    ----------------
Balance-March 26, 1996                                    $(39,428,325)      $(38,716,495)        $(711,830)

Net loss-three months ended June 25, 1996                   (1,494,130)        (1,479,189)          (14,941)
                                                          ------------       ------------         ---------

Balance-June 25, 1996                                     $(40,922,455)      $(40,195,684)        $(726,771)
                                                          ============       ============         =========






















See accompanying notes to consolidated financial statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                         June 25,
                                                                                ---------------------------
                                                                                   1996            1995*
                                                                                -----------     -----------

Cash flows from operating activities:

Net loss                                                                       $(1,494,130)      $(1,295,150)
                                                                               -----------       -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization                                                 1,014,864         1,043,877
   Minority interest in loss of subsidiaries                                       (12,843)          (11,905)
   (Increase) decrease in cash-restricted for tenants' security deposits           (10,466)           13,223
   (Increase) decrease in mortgage escrow deposits                                (834,646)            8,566
   Decrease (increase) in prepaid expenses and other assets                         93,681           (13,023)
   Increase in accounts payable, accrued expenses and other liabilities          1,442,006           427,674
   Increase (decrease) in tenants' security deposits payable                        16,801           (13,223)
   Increase in due to general partners of subsidiaries
     and their affiliates                                                            4,146             7,816
   Decrease in due to general partners of subsidiaries
     and their affiliates                                                                0          (227,285)
   Increase in due to general partners and affiliates                               38,984           118,665
                                                                               -----------       -----------

   Total adjustments                                                             1,752,527         1,354,385
                                                                               -----------       -----------

   Net cash provided by operating activities                                       258,397            59,235
                                                                               -----------       -----------

Cash flows from financing activities:

   Principal payments of mortgage notes payable                                   (164,965)          (45,575)
   Increase in deferred costs                                                      (91,748)                0
                                                                               -----------       -----------

   Net cash used in financing activities                                          (256,713)          (45,575)
                                                                               -----------       -----------

Net increase in cash and cash equivalents                                            1,684            13,660

Cash and cash equivalents-beginning of period                                    1,022,522           319,200
                                                                               -----------       -----------

Cash and cash equivalents-end of period                                        $ 1,024,206       $   332,860
                                                                               ===========       ===========


*Reclassified for comparative purposes

See accompanying notes to consolidated financial statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 1996
                                   (Unaudited)


NOTE 1  -     General

              The consolidated financial statements include the accounts of Cambridge Advantaged Properties II Limited Partnership, ("the Partnership"), and twelve subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner, with an ownership interest of 98%.

              The Partnership's fiscal quarter ends June 25. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 25.

              All intercompany accounts and transactions have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $16,100 and $12,400 for the three months ended June 25, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

              The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1996. In the opinion of the general partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 1996, and the results of operations and cash flows for the three months ended June 25, 1996 and 1995, respectively. However, the operating results for the three months ended June 25, 1996 may not be indicative of the results for the year.

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 26, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 25, 1996, the Partnership has recorded approximately $1,116,000 as an allowance for loss on impairment of assets.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 1996
                                   (Unaudited)


NOTE 1  -     General(continued)

              Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1996 Annual Report on Form 10-K.

              As of June 25, 1996, several subsidiary partnerships are experiencing financial difficulties. There is substantial doubt about the ability of some of the subsidiary partnerships to continue as going concerns. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the subsidiary partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 5 and the Partnership's March 25, 1996 Annual Report on Form 10-K for management's intentions.


NOTE 2  -     Due to Selling Partners

              Notes payable in the original amount of $14,171,840 were issued to the selling partners of the subsidiary partnerships as part of the purchase price. Payment dates of these noninterest bearing notes are subject to various conditions including breakeven and occupancy rental levels. As of June 25, 1996, $641,303 remains payable, which relates to the Suncreek Local Partnership ("Suncreek"). Pursuant to a Completion Guarantee, the Local General Partner has funded operating deficits in the amounts of $76,000 and $16,000 for the three months ended June 25, 1996 and 1995, respectively.


NOTE 3  -     Related Party Transactions

              One of the general partners of the Partnership, Related and Cambridge Associates Limited Partnership ("Related/Cambridge Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

              Whitney Management Corp., an affiliate of the Related General Partner, is the general partner of one and managing agent of four properties.

              The costs incurred to related parties for the three months ended June 25, 1996 and 1995 were as follows:

                                                        Three Months Ended
                                                            June 25,
                                                   ---------------------------
                                                      1996            1995
                                                   -----------     -----------
              Partnership management fees (a)     $ 15,000         $ 15,000
              Expense reimbursement (b)             19,379           22,652
              Property management fees (c)         195,273          201,529
              Local administrative fee (d)           3,000            3,000
                                                  --------         --------
                                                  $232,652         $242,181
                                                  ========         ========

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 1996
                                   (Unaudited)

NOTE 3 -      Related Party Transactions (continued)

              (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the general partners amounting to approximately $472,000 and $457,000 were accrued and unpaid as of June 25, 1996 and March 25, 1996, respectively.

              (b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $392,000 and $373,000 were accrued and unpaid as of June 25, 1996 and March 25, 1996, respectively.

              (c) Property management fees paid by subsidiary partnerships amounted to $214,960 and $214,867 for the three months ended June 25, 1996 and 1995, respectively. Of these fees $107,315 and $116,976 were incurred to affiliates of the subsidiary partnerships. In addition, $141,383 and $149,408 were incurred to affiliates of the Related General Partner for the three months ended June 25, 1996 and 1995, respectively. Of such amounts incurred to affiliates of the Related General Partner, $53,425 and $64,855 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

              (d) Related/Cambridge Associates, a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 4  -     Property and Equipment

              On May 31, 1996 the property owned by McAdam Park-336 ("McAdam") was sold to Fannie Mae for $14,685,000 resulting in no net proceeds to the Partnership after repayment of McAdam's mortgage debt. The Partnership's investment in McAdam at May 31, 1996 was a deficit of approximately $7,300,000 resulting in a gain of $7,300,000. In addition, voluntary noninterest bearing loans in the amount of $473,007 which were made by the Partnership to enable McAdam to make its debt service payments were forgiven, resulting in forgiveness of indebtness income of $473,007. Therefore, the entire gain realized by the Partnership from this transaction is anticipated to be approximately $7,800,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the second quarter, coinciding with McAdam's fiscal quarter, which includes the date of sale.

NOTE 5 -      Commitments and Contingencies

              The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1996.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 1996
                                   (Unaudited)

NOTE 5 -      Commitments and Contingencies(continued)

Galveston
- ---------

              Galveston-Stewart's Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,656,000 at March 25, 1996. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and the subsidiary was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank has commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996. As of June 25, 1996 the Partnership and Whitney Management Corporation, an affiliate of the Related General Partner and the local general partner, had advanced $606,445 of interest-free loans to Galveston of which approximately $549,000 remains unpaid at June 25, 1996. The Partnership's investment in Galveston has been reduced to zero by prior years' losses. The minority interest balance in Galveston was zero at both June 25, 1996 and 1995. Galveston's net loss after minority interest amounted to approximately $67,000 and $196,000 for the three months ended June 25, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

              The Partnership's capital has been invested primarily in 12 Local Partnerships, in which the Partnership made an initial investment of $29,354,485 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. In addition, the Partnership has obtained loans from an affiliate of the Related General Partner, which together with Partnership funds, have been advanced to five Local Partnerships.

              Cash flow of the Partnership and its consolidated twelve Local Partnerships increased by $1,684 during the three months ended June 25, 1996. This increase was primarily attributable to cash flows provided by operations of $258,397 which was exceeded by an increase in deferred costs of $91,748 and principal payments of mortgage notes payable of $164,965. Cash flow provided by operations included timing differences relating to payment of certain expenses of the Local Partnerships including cash flow interest which is included in accounts payable and accrued expenses at March 31, 1996. Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization in the amount of $1,014,844.

              The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the three months ended June 25, 1996 and 1995 such distributions amounted to approximately $0 and $16,000, respectively. Accordingly, the Related General Partner advanced funds totaling approximately $1,982,000 and $1,980,000 at June 25, 1996 and March 25, 1996, respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $865,000 and $831,000 were accrued and unpaid as of June 25, 1996 and March 25, 1996, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

              On May 31, 1996 the property owned by McAdam Park-336 ("McAdam") was sold to Fannie Mae for $14,685,000 resulting in no net proceeds to the Partnership after repayment of McAdam's mortgage debt. The Partnership's investment in McAdam at May 31, 1996 was a deficit of approximately $7,300,000 resulting in a gain of $7,300,000. In addition, voluntary noninterest bearing loans in the amount of $473,007 which were made by the Partnership to enable McAdam to make its debt service payments were forgiven, resulting in forgiveness of indebtness income of $473,007. Therefore, the entire gain realized by the Partnership from this transaction is anticipated to be approximately $7,800,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the second quarter, coinciding with McAdam's fiscal quarter, which includes the date of sale.

              For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the Financial Statements and the Partnership's March 25, 1996 Annual Report on Form 10-K.

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

Results of Operations
- ---------------------

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 26, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 25, 1996, the Partnership has recorded approximately $1,116,000 as an allowance for loss on impairment of assets.

              The results of operations of the Partnership, as well as the Local Partnerships, remained fairly constant during the three months ended June 25, 1996 and 1995. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

              Rental income has remained fairly steady, decreasing less than 1%, during the three months ended June 25, 1996 as compared to the corresponding period in 1995 primarily due to a decrease in occupancy at McAdam partially offset by rental rate increases at the other Local Partnerships.

              Other income increased approximately $51,000 for the three months ended June 25, 1996 as comparedto the corresponding period in 1995 primarily due to an increase in income from the funding of the Breakeven Guarantee by the Local General Partner of Suncreek.

              Total expenses excluding and selling and renting and repairs and maintenance remained fairly consistent with a decrease of 2% for the three months ended June 25, 1996, as compared to the corresponding period in 1995.

              Selling and renting expense increased approximately $20,000 for the three months ended June 25, 1996 as compared to the corresponding period in 1995 primarily due to increases in advertising at McAdam and Players Club at Fort Myers, Ltd. as well as small increases at five other Local Partnerships.

              Repairs and maintenance increased approximately $312,000 for the three months ended June 25, 1996 as compared to the corresponding period in 1995. This increase was primarily due to major repairs and physical improvements made at McAdam, including roof repairs, doors, gates and apartment interiors and grounds improvements in an attempt to stabilize the property for better marketability. In addition, this increase was also due to the installation of an irrigation system and the correction of an erosion problem caused by poor drainage at Woodridge, Ltd.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              Galveston-Stewart's Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,656,000 at March 25, 1996. Galveston mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and the subsidiary was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank has commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  27       Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP
                          (Registrant)


                          By:    RELATED ADVANTAGED RESIDENTIAL
                                 ASSOCIATES, INC., a General Partner




Date: August 8, 1996              By:   /s/ Alan P. Hirmes
                                        -----------------------------
                                        Alan P. Hirmes,
                                        Vice President



Date: August 8, 1996              By:   /s/ Lawrence J. Lipton
                                        -----------------------------
                                        Lawrence J. Lipton,
                                        Treasurer (principal financial and
                                        accounting officer)


                            By:   ADVANTAGED HOUSING ASSOCIATES, INC.,
                                  a General Partner



Date: August 8, 1996              By:   /s/ Paul L. Abbott
                                        -----------------------------
                                        Paul L. Abbott,
                                        President