Form 10-Q
period 1996-09-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1996-11-12
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 1996


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-14941


             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                      13-3330195
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


 625 Madison Avenue, New York, New York                                  10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                     PART I

Item 1.  Financial Statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                         ASSETS

                                                                   September 25,   March 25,
                                                                       1996          1996
                                                                   -------------  -----------
Property and equipment, net of accumulated depreciation
   of $41,447,070 and $45,740,158 respectively                      $77,351,444   $88,408,189
Cash and cash equivalents                                             1,201,963     1,022,522
Cash - restricted for tenants' security deposits                        581,361       601,598
Mortgage escrow deposits                                              2,255,688     1,875,866
Deferred costs, net of accumulated amortization of $773,932
   and $674,955, respectively                                         2,387,793     1,945,386
Prepaid expenses and other assets                                       327,843       386,169
                                                                    -----------   -----------

   Total assets                                                     $84,106,092   $94,239,730
                                                                    ===========   ===========

                                   LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Mortgage notes payable                                           $98,725,342  $116,955,198
   Due to selling partners                                              641,303       641,303
   Accounts payable, accrued expenses and other liabilities           7,247,058     6,961,794
   Tenants' security deposits payable                                   581,361       595,263
   Due to general partners of subsidiaries and their affiliates       1,783,090     1,760,369
   Due to general partners and affiliates (Note 3)                    3,196,440     3,124,563
                                                                    -----------   -----------
   Total liabilities                                                112,174,594   130,038,490

Minority interest                                                     4,225,441     3,629,565
                                                                    -----------   -----------

Commitments and Contingencies (Note 7)

Partners' deficit:
   Limited partners                                                 (31,653,457)  (38,716,495)
   General partners                                                    (640,486)     (711,830)
                                                                    -----------   -----------

   Total partners' deficit                                          (32,293,943)  (39,428,325)
                                                                    -----------   -----------

Total liabilities and partners' deficit                             $84,106,092   $94,239,730
                                                                    ===========   ===========



See accompanying notes to consolidated financial statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                 Six Months Ended
                                                           September 25,                     September 25,
                                                ------------------------------      ------------------------------
                                                    1996              1995*             1996              1995*
                                                ------------      ------------      ------------      ------------
Revenues
   Rentals, net                                 $  4,331,849      $  4,426,245      $  8,735,279      $  8,867,268
   Other                                             325,916           374,600           658,130           655,569
   Gain on sale of property (Note 5)               5,457,073                 0         5,457,073                 0
                                                ------------      ------------      ------------      ------------

   Total revenues                                 10,114,838         4,800,845        14,850,482         9,522,837
                                                ------------      ------------      ------------      ------------

Expenses
   Selling and renting                               170,192           184,657           329,667           323,854
   Administrative and management                     743,729           694,254         1,462,167         1,437,698
   Administrative and management-
     related parties (Note 3)                        235,555           246,215           468,207           488,396
   Operating                                         329,609           317,508           688,416           655,350
   Repairs and maintenance                           965,348           790,432         1,861,318         1,374,313
   Taxes and insurance                               491,991           509,332         1,055,491         1,074,702
   Interest                                        2,074,127         2,468,812         4,373,038         4,842,067
   Depreciation and amortization                     947,200         1,021,887         1,962,064         2,065,764
                                                ------------      ------------      ------------      ------------

   Total expenses                                  5,957,751         6,233,097        12,200,368        12,262,144
                                                ------------      ------------      ------------      ------------

Net income (loss) before minority interest         4,157,087        (1,432,252)        2,650,114        (2,739,307)

Minority interest in income of subsidiaries          (48,855)          (15,091)          (36,012)           (3,186)
                                                ------------      ------------      ------------      ------------

Income (loss) before extraordinary item            4,108,232        (1,447,343)        2,614,102        (2,742,493)

Extraordinary item-forgiveness of
   indebtedness income (Note 6)                    4,520,280         1,400,000         4,520,280         1,400,000
                                                ------------      ------------      ------------      ------------

Net income (loss)                               $  8,628,512      $    (47,343)     $  7,134,382      $ (1,342,493)
                                                ============      ============      ============      ============


* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)

                                                         Total           Limited Partners     General Partners
                                                      ------------       ----------------     ----------------
Balance-March 26, 1996                                $(39,428,325)        $(38,716,495)        $   (711,830)

Net income-six months ended September 25, 1996           7,134,382            7,063,038               71,344
                                                      ------------         ------------         ------------

Balance-September 25, 1996                            $(32,293,943)        $(31,653,457)        $   (640,486)
                                                      ============         ============         ============


See accompanying notes to consolidated financial statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                                              Six Months Ended
                                                                                                September 25,
                                                                                      -------------------------------
                                                                                          1996                1995
                                                                                      ------------       ------------
Cash flows from operating activities:

Net income (loss)                                                                     $  7,134,382       $ (1,342,493)
                                                                                      ------------       ------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

   Gain on sale of property (Note 5)                                                    (5,457,073)                 0
   Extraordinary item-forgiveness of indebtedness income (Note 6)                       (4,520,280)        (1,400,000)
   Depreciation and amortization                                                         1,962,064          2,065,764
   Minority interest in income of subsidiaries                                              36,012              3,186
   (Increase) decrease in cash-restricted for tenants' security deposits                   (44,625)             9,688
   Increase in mortgage escrow deposits                                                   (789,987)          (813,751)
   Decrease (increase) in prepaid expenses and other assets                                 39,682            (24,310)
   Increase in accounts payable, accrued expenses and other liabilities                  2,000,084            999,536
   Increase (decrease) in tenants' security deposits payable                                50,960             (9,688)
   Increase in due to general partners of subsidiaries
     and their affiliates                                                                   47,622             21,831
   Decrease in due to general partners of subsidiaries
     and their affiliates                                                                  (24,901)           (57,795)
   Increase in due to general partners and affiliates                                       71,877             96,850
                                                                                      ------------       ------------

   Total adjustments                                                                    (6,628,565)           891,311
                                                                                      ------------       ------------

   Net cash provided by (used in) operating activities                                     505,817           (451,182)
                                                                                      ------------       ------------

Cash flows from investing activities:
   Proceeds from sale of property                                                       14,685,000                  0
                                                                                      ------------       ------------

Cash flows from financing activities:
   Increase in deferred costs                                                             (541,384)          (493,850)
   Increase in capitalization of consolidated subsidiaries
     attributable to minority interest                                                     559,864            115,529
   Proceeds from mortgage note payable                                                   6,800,000          8,185,000
   Principal payments of mortgage notes payable                                        (21,829,856)        (7,238,944)
                                                                                      ------------       ------------

   Net cash (used in) provided by financing activities                                 (15,011,376)           567,735
                                                                                      ------------       ------------

Net increase in cash and cash equivalents                                                  179,441            116,553

Cash and cash equivalents-beginning of period                                            1,022,522            319,200
                                                                                      ------------       ------------

Cash and cash equivalents-end of period                                               $  1,201,963       $    435,753
                                                                                      ============       ============

See accompanying notes to consolidated financial statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (continued)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                September 25,
                                                                                      -------------------------------
                                                                                          1996                1995
                                                                                      ------------       ------------
Supplemental disclosures of noncash activities:

   Forgiveness of indebtedness (Note 6):
     Decrease in mortgage notes payable                                                 (3,200,000)          (700,000)
     Decrease in accounts payable, accrued expenses
       and other liabilities                                                            (1,320,280)          (700,000)

Summarized below are the components of the gain on sale of property:

     Decrease in property and equipment, net of accumulated depreciation                 9,193,658               0
     Decrease in cash-restricted for tenants' security deposits                             64,862               0
     Decrease in mortgage escrow deposits                                                  410,165               0
     Decrease in prepaid expenses and other assets                                          18,646               0
     Decrease in accounts payable, accrued expenses
       and other liabilities                                                              (394,542)              0
     Decrease in tenants' security deposits payable                                        (64,862)              0


See accompanying notes to consolidated financial statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)

NOTE 1  -  General

           The consolidated financial statements include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and twelve subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") one of which only has activity through the date of sale of its property on May 31, 1996 (see Note 5). The Partnership is the sole limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or the General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

           The Partnership's fiscal quarter ends September 25. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 25.

           All intercompany accounts and transactions have been eliminated in consolidation.

           Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

           Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $14,600, and $4000 and $27,000 for the three and six months ended September 25, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

           The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1996. In the opinion of the general partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 1996, the results of operations for the three and six months ended September 25, 1996 and cash flows for the six months ended September 25, 1996 and 1995, respectively. However, the operating results for the six months ended September 25, 1996 may not be indicative of the results for the year.

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

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)

NOTE 1  -  General (continued)

reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through September 25, 1996, the Partnership has recorded approximately $1,116,000 as an allowance for loss on impairment of assets.

           Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1996 Annual Report on Form 10-K.

           As of September 25, 1996, several subsidiary partnerships are experiencing financial difficulties. There is substantial doubt about the ability of some of the subsidiary partnerships to continue as going concerns. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the subsidiary partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 7 and the Partnership's March 25, 1996 Annual Report on Form 10-K for management's intentions.


NOTE 2  -  Due to Selling Partners

           Notes payable in the original amount of $14,171,840 were issued to the selling partners of the subsidiary partnerships as part of the purchase price. Payment dates of these noninterest bearing notes are subject to various conditions including breakeven and occupancy rental levels. As of September 25, 1996, $641,303 remains payable, which relates to the Suncreek 268, Ltd. ("Suncreek"), Local Partnership ("Suncreek"). Pursuant to a Completion Guarantee, the Local General Partner has funded operating deficits in the amounts of $29,000 and $125,000 and, $105,000 and $141,000 for the three and six months ended September 25, 1996 and 1995, respectively.


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

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)

NOTE 3  -  Related Party Transactions (continued)

           The costs incurred to related parties for the three and six months ended September 25, 1996 and 1995 were as follows:

                                      Three Months Ended      Six Months Ended
                                        September 25,           September 25,
                                    --------------------    --------------------
                                      1996        1995        1996        1995
                                    --------    --------    --------    --------
Partnership management
  fees (a)                          $ 15,000    $ 15,000    $ 30,000    $ 30,000
Expense reimbursement (b)             21,749      25,400      41,128      48,052
Property management fees (c)         195,806     202,815     391,079     404,344
Local administrative fee (d)           3,000       3,000       6,000       6,000
                                    --------    --------    --------    --------

                                    $235,555    $246,215    $468,207    $488,396
                                    ========    ========    ========    ========

           (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the general partners amounting to approximately $487,000 and $457,000 were accrued and unpaid as of September 25, 1996 and March 25, 1996, respectively.

           (b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $415,000 and $373,000 were accrued and unpaid as of September 25, 1996 and March 25, 1996, respectively.

           (c) Property management fees paid by subsidiary partnerships amounted to $219,399 and $216,152 and, $434,359 and $431,019 for the three and six months ended September 25, 1996 and 1995, respectively. Of these fees $109,700 and $118,792 and, $217,015 and $235,768 were incurred to affiliates of the subsidiary partnerships. In addition, $140,076 and $149,568 and, $281,459 and $298,976 were incurred to affiliates of the Related General Partner for the three and six months ended September 25, 1996 and 1995, respectively. Of such amounts incurred to affiliates of the Related General Partner, $53,970 and $65,545 and, $107,395 and $130,400 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

           (d) Related/Cambridge Associates, a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)

NOTE 4  -  Mortgage Notes Payable

           In 1985, Suncreek, a subsidiary partnership, obtained a $10,000,000 variable rate mortgage loan securing tax exempt mortgage revenue bonds issued by the County of Sacramento, California (the "County"), which mature April 2007 and require monthly interest payments. The mortgage loan and the bonds were secured by the property as well as a $10,000,000 irrevocable letter of credit, obtained by Suncreek as additional collateral and credit enhancement for the underlying bonds. On April 20, 1995 the letter of credit expired. Consequently, the Resolution Trust Company ("RTC") purchased the bonds and Suncreek entered into negotiations relating to a restrutcturing or discounted payoff of the bonds to effect a refinancing of the mortgage loan.

           In April 1996, Suncreek completed the refinancing. The 1985 bonds were refunded and the existing mortgage debt of $10,000,000 was fully satisfied for $6,800,000 resulting in forgiveness of indebtedness income of $3,200,000. The refunded 1996 bonds, secured by a mortgage on the property and an irrevocable letter of credit, bear interest at a "low floater" variable rate. The bonds mature on April 1, 2026 and the letter of credit expires on April 15, 2006.

           In connection with the refinancing under which Suncreek will pay a substantially lower interest rate on a lower principal amount, the Partnership amended the terms of its partnership agreement with Robert Randall, ("Randall"), the general partner of Suncreek, to reflect the elimination of the land lease together with all accrued and unpaid land lease payments, Randall's contribution to Suncreek of the underlying land, as well as the elimination of all other existing guarantee agreements between the partners, including Suncreek's Achievement Note Guarantee and Randall's Interest Rate Guarantee.

           The first mortgage note of Apple Creek Associates of Denton, Ltd. ("Apple Creek") matured during February 1995. Since the maturity date Apple Creek had been involved in negotiations to obtain a loan modification on the first mortgage and had continued to make required interest and principal payments. On February 29, 1996, Apple Creek executed a loan modification agreement, which provided among other things for an extension of the maturity date of the loan for five years. Terms of the note require monthly payments of principal and interest computed at an interest rate of 8.5%, based on an amortization period of 25 years. In addition, Apple Creek agreed to remit on a quarterly basis 25% of cash flow generated by the property to be applied to a principal reduction. During the first three years of the loan extension, Apple Creek has the option to make additional principal reductions in an amount not to exceed $300,000. As a condition of the loan modification agreement, Apple Creek is required to pay for all closing costs and pay a 1% fee of the restated principal balance at closing. In September 1996, the second and third mortgage notes which matured on February 27, 1995 and were accruing interest at 12% per annum since that date were purchased by an affiliate of the Related General Partner. Apple Creek is presently negotiating a modification of the junior notes with the new mortgage noteholder.


NOTE 5  -  Sale of Property

           On May 31, 1996 the property and the related assets and liabilities of McAdam Park-336 ("McAdam") were sold to Fannie Mae for $14,685,000 resulting in no net proceeds to the Partnership after repayment of McAdam's mortgage debt. For financial reporting purposes a gain on the sale of property in the amount of $5,457,073 was realized. In addition, forgiveness of indebtedness income of $1,320,280 was also realized as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,800,000.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)

NOTE 6  -  Extraordinary Items

           During June 1995, Woodridge, Ltd. ("Woodridge") completed a refinancing of its first mortgage debt which matured on June 1, 1995. Under the refinancing, $7,285,000 in variable rate first mortgage tax exempt refunding bonds were issued by the Kansas Development Finance Authority on behalf of Woodridge. The refunding proceeds extinguished the existing mortgage in the amount of $7,850,000 and accrued interest of $700,000 at a discounted pay-off of approximately $6,250,000 in cash plus a $900,000 second mortgage payable only from available net cash flow and principal due at its maturity in June of 2005. Monthly amortization payments will be paid to a sinking fund escrow account to be used to redeem bonds at a sale or refinancing. These payments are calculated on a 30-year schedule at a 10.65% interest rate. Effective December 1, 1995, Woodridge elected to refund the bonds with a fixed rate to the maturity of the bonds June 1, 2005. The fixed rate of interest is 5.9% per annum. As a result of the refinancing, an extraordinary gain of $1,400,000 was realized, as a result of forgiveness of former mortgage debt in the amount of $700,000 and forgiveness of accrued interest in the amount of $700,000.

           In April 1996, Suncreek completed a refinancing of its mortgage debt resulting in forgiveness of indebtedness income of $3,200,000 which was realized as a result of forgiveness of former mortgage debt (see Note 4).

           On May 31, 1996 the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,685,000 (see Note 5). For financial reporting purposes forgiveness of indebtedness income of $1,320,280 was realized as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.


NOTE 7  -  Commitments and Contingencies

           The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1996.

           Galveston
           ---------

           Galveston-Stewart's Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,742,000 at September 25, 1996. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and Galveston was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank has commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996. As of September 25, 1996 the Partnership had advanced $606,445 of interest-free loans to Galveston of which approximately $549,000 remains unpaid at September 25, 1996. The Partnership's investment in Galveston has been reduced to zero by prior years' losses. The minority interest balance in Galveston was zero at both September 25, 1996 and March 25, 1996. Galveston's net loss after minority interest amounted to approximately $19,000 and $96,000 and, $86,000 and $292,000 for the three and six months ended September 25, 1996 and 1995, respectively.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)

NOTE 7  -  Commitments and Contingencies (continued)

           Suncreek
           --------

           In 1985, Suncreek, a subsidiary partnership, obtained a $10,000,000 variable rate mortgage loan securing tax exempt mortgage revenue bonds issued by the County which mature April 2007 and require monthly interest payments. The mortgage loan and the bonds were secured by the property as well as a $10,000,000 irrevocable letter of credit obtained by Suncreek as additional collateral and credit enhancement for the underlying bonds. On April 20, 1995 the letter of credit expired. Consequently, RTC purchased the bonds and Suncreek entered into negotiations relating to a restrutcturing or discounted payoff of the bonds to effect a refinancing of the mortgage loan.

           In April 1996, Suncreek completed the refinancing. The 1985 bonds were refunded and the existing mortgage debt of $10,000,000 was fully satisfied for $6,800,000 resulting in forgiveness of indebtedness income of $3,200,000 (see Note 4). A new mortgage securing bonds in the amounts of $6,800,000 and an irrevocable letter of credit for $6,878,247 replaced the previous $10,000,000 mortgage debt and letter of credit.

           The Partnership's investment in Suncreek has been reduced to zero by prior years' losses. The minority interest balance in Suncreek was approximately $957,000 and $337,000 at September 25, 1996 and March 25, 1996. Suncreek's net income (loss) after minority interest amounted to approximately $2,992,000 and ($69,000) and, $2,920,000 and ($212,000) for the three and six months ended September 25, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

           The Partnership's capital has been invested primarily in 12 Local Partnerships, in which the Partnership made an initial investment of $29,354,485 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. On May 31, 1996, the property owned by one of the Local Partnerships was sold to an unaffiliated third party (see below). In addition, the Partnership has obtained loans from an affiliate of the Related General Partner, which together with Partnership funds, have been advanced to five Local Partnerships. Approximately $469,000 of such advances were forgiven as a result of the above sale.

           Cash flow of the Partnership and its consolidated twelve Local Partnerships increased by $179,441 during the six months ended September 25, 1996. This increase was primarily attributable to cash flow provided by operations of $505,817, proceeds from sale of property of $146,685,000 and an increase in capitalization of consolidated subsidiaries attributable to minority interest of $559,864 which exceeded an increase in deferred costs of $541,384 and net repayments of mortgage notes payable of $15,029,856. Cash flow provided by operations included timing differences relating to payment of certain expenses of the Local Partnerships including cash flow interest which is included in accounts payable and accrued expenses at June 30, 1996. Included in the adjustments to reconcile the net income to cash flow from operations is depreciation and amortization in the amount of $1,962,064.

           The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 25, 1996 and 1995 such distributions amounted to approximately $5,000 and $16,000, respectively. Accordingly, the Related General Partner advanced funds totaling approximately $1,992,000 and $1,980,000 at September 25, 1996 and March 25, 1996, respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $902,000 and $831,000 were accrued and unpaid as of September 25, 1996 and March 25, 1996, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

           In 1985, Suncreek 268, Ltd. ("Suncreek"), a subsidiary partnership, obtained a $10,000,000 variable rate mortgage loan securing tax exempt mortgage revenue bonds issued by the County of Sacramento, California (the "County") which mature April 2007 and require monthly interest payments. The mortgage loan and the bonds were secured by the property as well as a $10,000,000 irrevocable letter of credit obtained by Suncreek as additional collateral and credit enhancement for the underlying bonds. On April 20, 1995 the letter of credit expired. Consequently, the Resolution Trust Company ("RTC") purchased the bonds and Suncreek entered into negotiations relating to a restrutcturing or discounted payoff of the bonds to effect a refinancing of the mortgage loan.

           In April 1996, Suncreek completed the refinancing. The 1985 bonds were refunded and the existing mortgage debt of $10,000,000 was fully satisfied for $6,800,000 resulting in forgiveness of indebtedness income of $3,200,000. The refunded 1996 bonds, secured by a mortgage on the property and an irrevocable letter of credit, bear interest at a "low floater" variable rate. The bonds mature on April 1, 2026 and the letter of credit expires on April 15, 2006.

           In connection with the refinancing under which Suncreek will pay a substantially lower interest rate on a lower principal amount, the Partnership amended the terms of its partnership agreement with Robert Randall ("Randall"), the general partner of Suncreek 268, Ltd. to reflect the elimination of the land lease together with all accrued and unpaid land lease payments, Randall's contribution to Suncreek of the underlying land, as well as the elimination of all other existing guarantee agreements between the partners, including the Partnership's

Achievement Note Guarantee and Randall's Interest Rate Guarantee.


           The first mortgage note of Apple Creek Associates of Denton, Ltd. ("Apple Creek") matured during February 1995. Since the maturity date Apple Creek had been involved in negotiations to obtain a loan modification on the first mortgage and had continued to make required interest and principal payments. On February 29, 1996, Apple Creek executed a loan modification agreement, which provided among other things for an extension of the maturity date of the loan for five years. Terms of the note require monthly payments of principal and interest computed at an interest rate of 8.5%, based on an amortization period of 25 years. In addition, Apple Creek agreed to remit on a quarterly basis 25% of cash flow generated by the property to be applied to a principal reduction. During the first three years of the loan extension, Apple Creek has the option to make additional principal reductions in an amount not to exceed $300,000. As a condition of the loan modification agreement, Apple Creek is required to pay for all closing costs and pay a 1% fee of the restated principal balance at closing. In September 1996, the second and third mortgage notes which matured on February 27, 1995 and were accruing interest at 12% per annum since that date were purchased by an affiliate of the Related General Partner. Apple Creek is presently negotiating a modification of the junior notes with the new mortgage noteholder.

           On May 31, 1996 the property and the related assets and liabilities of McAdam Park-336 ("McAdam") were sold to Fannie Mae for $14,685,000 resulting in no net proceeds to the Partnership after repayment of McAdam's mortgage debt. For financial reporting purposes a gain on the sale of property in the amount of $5,457,073 was realized. In addition, forgiveness of indebtedness income of $1,320,280 was also realized as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,800,000.

           For a discussion of contingencies affecting certain Local Partnerships, see Note 7 to the Financial Statements.

           Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.


Results of Operations
---------------------

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

           Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through September 25, 1996, the Partnership has recorded approximately $1,116,000 as an allowance for loss on impairment of assets.

           The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property and extraordinary items, remained fairly constant during the three and six months ended September 25, 1996 and 1995. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

           Rental income has remained fairly steady, decreasing 2% and 1%, respectively, during the three and six months ended September 25, 1996 as compared to the corresponding periods in 1995 primarily due to the sale of the property owned by McAdam on May 31, 1996 and decreases in occupancy at Players Club and Sheridan Square.

           Other income decreased approximately $49,000 for the three months ended September 25, 1996 as compared to the corresponding period in 1995 primarily due to a decrease in income from the funding of the Breakeven Guarantee by the Local General Partner of Suncreek.

           Total expenses excluding repairs and maintenance and interest remained fairly consistent with decreases of approximately 2% and 1% for the three and six months ended September 25, 1996, as compared to the corresponding periods in 1995.

           Repairs and maintenance increased approximately $175,000 and $487,000 for the three and six months ended September 25, 1996 as compared to the corresponding periods in 1995. These increases were primarily due to major repairs and physical improvements made at McAdam, including roof repairs, doors, gates, apartment interiors and grounds improvments in an attempt to stabilize the property for better marketability and painting of the buildings and trims at Triangle Oaks Limited Partnership.

           Interest expense decreased approximately $395,000 and $469,000 for the three and six months ended September 25, 1996 as compared to the corresponding periods in 1995 primarily due to the refinancing of four and the modification of two mortgage notes during the year ended March 25, 1996.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           Galveston-Stewart's Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,742,000 at September 25, 1996. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and Galveston was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank has commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996.

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


                              CAMBRIDGE ADVANTAGED PROPERTIES II
                              LIMITED PARTNERSHIP (Registrant)


                              By: RELATED ADVANTAGED RESIDENTIAL
                                  ASSOCIATES, INC., a General Partner


Date:  November 8, 1996           By:   /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        Vice President
                                        (principal financial officer)



Date:  November 8, 1996           By:   /s/ Richard A. Palermo
                                        ----------------------
                                        Richard A. Palermo,
                                        Treasurer
                                        (principal accounting officer)


                                        By: ADVANTAGED HOUSING ASSOCIATES, INC.,
                                            a General Partner



Date:  November 8, 1996                 By: /s/ Paul L. Abbott
                                        ----------------------
                                            Paul L. Abbott,
                                            President