Form 10-Q/A
period 1996-12-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1997-02-10
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A-1

(Mark One)


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended September 25, 1996


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 0-14941


                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
                        ---------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                               13-3330195
--------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                           10022
--------------------------------------                         -----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (212)421-5333



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                                     PART I

Item 1. Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                             ==============================
                                              September 25,     March 25,
                                                   1996            1996
                                             ----------------  ------------

ASSETS
Property and equipment, net of
   accumulated depreciation
   of $41,447,070 and $45,740,158
   respectively                              $ 77,351,444     $ 88,408,189
Cash and cash equivalents                       1,201,963        1,022,522
Cash - restricted for tenants'
   security deposits                              581,361          601,598
Mortgage escrow deposits                        2,255,688        1,875,866
Deferred costs, net of accumulated
   amortization of $773,932
   and $674,955, respectively                   2,387,793        1,945,386
Prepaid expenses and other assets                 327,843          386,169
                                             ------------     ------------

   Total assets                              $ 84,106,092     $ 94,239,730
                                             ============     ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Mortgage notes payable                    $ 98,725,342     $116,955,198
   Due to selling partners                              0          641,303
   Accounts payable, accrued expenses
    and other liabilities                       7,247,058        6,961,794
   Tenants' security deposits payable             581,361          595,263
   Due to general partners of subsidiaries
    and their affiliates                        1,783,090        1,760,369
   Due to general partners and
    affiliates (Note 3)                         3,196,440        3,124,563
                                             ------------     ------------

   Total liabilities                          111,533,291      130,038,490

Minority interest                               4,225,441        3,629,565
                                             ------------     ------------

Commitments and Contingencies
   (Note 7)

Partners' deficit:
   Limited partners                           (31,018,567)     (38,716,495)
   General partners                              (634,073)        (711,830)
                                             ------------     ------------

   Total partners' deficit                    (31,652,640)     (39,428,325)
                                             ------------     ------------

Total liabilities and partners' deficit      $ 84,106,092     $ 94,239,730
                                             ============     ============

See Accompanying Notes to Condolidated Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                         ========================    ===========================
                           Three Months Ended            Six Months Ended
                              September 25,               September 25,
                        -------------------------    ---------------------------
                            1996         1995*          1996            1995*
                        -----------   -----------    -----------    -----------

Revenues
 Rentals, net           $ 4,331,849   $ 4,426,245    $ 8,735,279    $ 8,867,268
 Other                     325, 916       374,600        658,130        655,569
 Gain on sale of
 property
 (Note 5)                 5,457,073             0      5,457,073              0
                        -----------   -----------    -----------    -----------
 Total revenues          10,114,838     4,800,845     14,850,482      9,522,837
                        -----------   -----------    -----------    -----------
Expenses
 Selling and
  renting                   170,192       184,657        329,667        323,854
 Administrative and
  management                743,729       694,254      1,462,167      1,437,698
 Administrative and
  management-related
  parties (Note 3)          235,555       246,215        468,207        488,396
 Operating                  329,609       317,508        688,416        655,350
 Repairs and
  maintenance               965,348       790,432      1,861,318      1,374,313
 Taxes and
  insurance                 491,991       509,332      1,055,491      1,074,702
 Interest                 2,074,127     2,468,812      4,373,038      4,842,067
 Depreciation and
  amortization              947,200     1,021,887      1,962,064      2,065,764
                        -----------   -----------    -----------    -----------
 Total expenses           5,957,751     6,233,097     12,200,368     12,262,144
                        -----------   -----------    -----------    -----------
Net income (loss)
 before minority
 interest                 4,157,087    (1,432,252)     2,650,114     (2,739,307)
Minority interest
 in income of
 subsidiaries               (48,855)      (15,091)       (36,012)        (3,186)
                        -----------   -----------    -----------    -----------
Income (loss)
 before extra-
 ordinary item            4,108,232    (1,447,343)    (2,614,102)    (2,742,493)
Extraordinary item-
 forgiveness of
 indebtedness
 income
 (Note 6)                 5,161,583     1,400,000      5,161,583      1,400,000
                        -----------   -----------    -----------    -----------

Net income
 (loss)                 $ 9,269,815   $   (47,343)   $ 7,775,685    $(1,342,493)
                        ===========   ===========    ===========    ===========

* Reclassified for comparative purposes

See Accompanying Notes to Consolidated Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                  Consolidated Statements of Partners' Deficit
                                   (Unaudited)

                        --------------------------------------------
                                           Limited        General
                             Total         Partners       Partners
                        --------------------------------------------
Balance-
 March 26, 1996         $(39,428,325)   $(38,716,495)   $(711,830)

Net income-six months
 ended September 25,
 1996                      7,775,685       7,697,928       77,757
                        ------------    ------------    ---------

Balance-
 September 25,
 1996                   $(31,652,640)   $(31,018,567)   $(634,073)
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

                                              =========================
                                                   Six Months Ended
                                                    September 25,
                                              -------------------------
                                                  1996         1995
                                              -------------------------

Cash flows from operating activities:

Net income (loss)                             $ 7,775,685    $(1,342,493)
                                              -----------    -----------

Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:

   Gain on sale of property (Note 5)           (5,457,073)             0
   Extraordinary item-forgiveness of
    indebtedness income (Note 6)               (5,161,583)    (1,400,000)
   Depreciation and amortization                1,962,064      2,065,764
   Minority interest in income of
    subsidiaries                                   36,012          3,186
   (Increase) decrease in cash-restricted
    for tenants' security deposits                (44,625)         9,688
   Increase in mortgage escrow deposits          (789,987)      (813,751)
   Decrease (increase) in prepaid expenses
    and other assets                               39,682        (24,310)
   Increase in accounts payable, accrued
    expenses and other liabilities              2,000,084        999,536
   Increase (decrease) in tenants' security
    deposits payable                               50,960         (9,688)
   Increase in due to general partners of
    subsidiaries and their affiliates              47,622         21,831
   Decrease in due to general partners of
    subsidiaries and their affiliates             (24,901)       (57,795)
   Increase in due to general partners
    and affiliates                                 71,877         96,850
                                              -----------    -----------

   Total adjustments                           (7,269,868)       891,311
                                              -----------    -----------

   Net cash provided by (used in)
    operating activities                          505,817       (451,182)
                                              -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of property              14,685,000              0
                                              -----------    -----------


See Accompanying Notes to Consolidated Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                      Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                         ============================
                                               Six Months Ended
                                                 September 25,
                                         ----------------------------
                                              1996           1995
                                         ----------------------------
Cash flows from financing activities:
   Increase in deferred costs               (541,384)       (493,850)
   Increase in capitalization of
    consolidated subsidiaries
    attributable to minority interest        559,864         115,529
   Proceeds from mortgage note
    payable                                6,800,000       8,185,000
   Principal payments of mortgage
    notes payable                        (21,829,856)     (7,238,944)
                                        ------------    ------------
   Net cash (used in) provided by
    financing activities                 (15,011,376)        567,735
                                        ------------    ------------
Net increase in cash and cash
   equivalents                               179,441         116,553

Cash and cash equivalents-
   beginning of period                     1,022,522         319,200
                                        ------------    ------------
Cash and cash equivalents-
   end of period                        $  1,201,963    $    435,753
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

                                         ============================
                                               Six Months Ended
                                                 September 25,
                                         ----------------------------
                                              1996           1995
                                         ----------------------------

Supplemental disclosures of noncash
  activities:

   Forgiveness of indebtedness
    (Note 6)
    Decrease in mortgage notes
      payable                               (3,200,000)     (700,000)
    Decrease in accounts payable,
      accrued expenses
      and other liabilities                 (1,320,280)     (700,000)
    Decrease in due to selling partners       (641,303)            0

Summarized below are the components
  of the gain on sale of property:

    Decrease in property and equipment,
      net of accumulated depreciation        9,193,658             0
    Decrease in cash-restricted for
      tenants' security deposits                64,862             0
    Decrease in mortgage escrow
      deposits                                 410,165             0
    Decrease in prepaid expenses and
      other assets                              18,646             0
    Decrease in accounts payable, accrued
      expenses and other liabilities          (394,542)            0
    Decrease in tenants' security
      deposits payable                         (64,862)            0

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $14,600, and $4,000 and $27,000 for the three and six months ended September 25, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

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

Note 2 - Due to Selling Partners

Notes payable in the original amount of $14,171,840 were issued to the selling partners of the subsidiary partnerships as part of the purchase price. Payment dates of these noninterest bearing notes were subject to various conditions including breakeven and occupancy rental levels. In connection with the refinancing of the mortgage debt of Suncreek 268, Ltd. ("Suncreek"), the balance of the note payable to the selling partner amounting to $641,303 was forgiven (see Note 4).

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

Pursuant to a Completion Guarantee, the local general partner of Suncreek funded operating deficits in the amounts of $29,000 and $125,000 and, $105,000 and $141,000 for the three and six months ended September 25, 1996 and 1995, respectively.

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               September 25, 1996
                                  (Unaudited)

Note 3 - Related Party Transactions (continued)

The costs incurred to related parties for the three and six months ended September 25, 1996 and 1995 were as follows:

                      Three Months Ended    Six Months Ended
                         September 25,        September 25,
                     ------------------    -------------------
                        1996     1995        1996     1995
                     -------------------   -------------------
Partnership
 management
 fees (a)            $ 15,000   $ 15,000   $ 30,000   $ 30,000
Expense reimburse-
 ment (b)              21,749     25,400     41,128     48,052
Property manage-
 ment fees (c)        195,806    202,815    391,079    404,344
Local adminis-
 trative fee (d)        3,000      3,000      6,000      6,000
                     --------   --------   --------   --------
                     $235,555   $246,215   $468,207   $488,396
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

(c) Property management fees paid by subsidiary partnerships amounted to $219,399 and $216,152 and, $434,359 and $431,019 for the three and six months ended September 25, 1996 and 1995, respectively. Of these fees $109,700 and $118,792 and, $217,015 and $235,768 were incurred to affiliates of the subsidiary partner-

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               September 25, 1996
                                  (Unaudited)

Note 3 - Related Party Transactions (continued)

ships. In addition, $140,076 and $149,568 and, $281,459 and $298,976 were incurred to affiliates of the Related General Partner for the three and six months ended September 25, 1996 and 1995, respectively. Of such amounts incurred to affiliates of the Related General Partner, $53,970 and $65,545 and, $107,395 and $130,400 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

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

In connection with the refinancing under which Suncreek will pay a substantially lower interest rate on a lower principal amount, the Partnership amended the terms of its partnership agreement with Robert Randall, ("Randall"), the general partner of Suncreek, to reflect the elimination of the land lease together with all accrued and unpaid land lease payments, Randall's contribution to Suncreek of the underlying land, as well as the elimination of all other existing guarantee agreements between the partners. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               September 25, 1996

                                  (Unaudited)

Note 4 - Mortgage Notes Payable (continued)

purchase price was forgiven.

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

Note 6 - Extraordinary Items

During June 1995, Woodridge, Ltd. ("Woodridge") completed a refinancing of its first mortgage debt which matured on June 1, 1995. Under the refinancing, $7,285,000 in variable rate first mortgage tax exempt refunding bonds were issued by the Kansas Development Finance Authority on behalf of Woodridge. The

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               September 25, 1996
                                  (Unaudited)

Note 6 - Extraordinary Items (continued)

refunding proceeds extinguished the existing mortgage in the amount of $7,850,000 and accrued interest of $700,000 at a discounted pay-off of approximately $6,250,000 in cash plus a $900,000 second mortgage payable only from available net cash flow and principal due at its maturity in June of 2005. Monthly amortization payments will be paid to a sinking fund escrow account to be used to redeem bonds at a sale or refinancing. These payments are calculated on a 30-year schedule at a 10.65% interest rate. Effective December 1, 1995, Woodridge elected to refund the bonds with a fixed rate to the maturity of the bonds June 1, 2005. The fixed rate of interest is 5.9% per annum. As a result of the refinancing, an extraordinary gain of $1,400,000 was realized, as a result of forgiveness of former mortgage debt in the amount of $700,000 and forgiveness of accrued interest in the amount of $700,000.

In April 1996, Suncreek completed a refinancing of its mortgage debt resulting in forgiveness of indebtedness income of $3,200,000 which was realized as a result of forgiveness of former mortgage debt. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original purchase price was also forgiven (see Note 4).

On May 31, 1996 the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,685,000 (see Note 5). For financial reporting purposes forgiveness of indebtedness income of $1,320,280 was realized as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

Note 7 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1996 (see Note 4 for a discussion of the elimination of Suncreek's land lease together with all accrued and unpaid land lease payments and Note 5 for a discussion of the sale of the property and the related assets and liabilities of McAdam).

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

During the six months ended September 25, 1996, cash and cash equivalents of the Partnership and its twelve consolidated Local Partnerships (including the activity through the date of sale for the Local Partnership above) increased approximately $179,000. This increase was primarily attributable to cash flow provided by operating activities ($506,000), proceeds from sale of property ($14,685,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($560,000) which exceeded an increase in deferred costs ($541,000) and net repayments of mortgage notes payable ($15,030,000). Cash flow provided by operating activities included timing differences relating to payment of certain expenses of the Local Partnerships including cash flow interest which is included in accounts payable and accrued expenses at June 30, 1996. Included in the adjustments to reconcile the net income to cash flow provided by operating activities is gain on sale of property ($5,457,000), forgiveness of indebtedness income ($5,162,000) and depreciation and amortization ($1,962,000).

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 25, 1996 and 1995 such distributions amounted to approximately $5,000 and $16,000, respectively. Accordingly, the Related General Partner advanced funds totaling approximately $1,992,000 and $1,980,000 at September 25, 1996 and March 25, 1996, respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $902,000 and $831,000 were accrued and unpaid as of September 25, 1996 and March 25, 1996, respectively. Without the General Partners' ad-vances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

In 1985, Suncreek 268, Ltd. ("Suncreek"), a subsidiary partnership, obtained a $10,000,000 variable rate mortgage loan securing tax exempt mortgage revenue bonds issued by the County of Sacramento, California (the "County") which mature April 2007 and require monthly interest payments. The mortgage loan and the bonds were secured by the property as well as a $10,000,000 irrevocable letter of credit obtained by Suncreek as additional collateral and credit enhancement for the underlying bonds. On April 20, 1995 the letter of credit expired. Consequently, the Resolution Trust Company ("RTC") purchased the bonds and Suncreek entered into negotiations relating to a restructuring or discounted payoff of the bonds to effect a refinancing of the mortgage loan.

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

In connection with the refinancing under which Suncreek will pay a substantially lower interest rate on a lower principal amount, the Partnership amended the terms of its partnership agreement with Robert Randall, ("Randall"), the general partner of Suncreek, to reflect the elimination of the land lease together with all accrued and unpaid land lease payments, Randall's contribution to Suncreek of the underlying land, as well as the elimination of all other existing guarantee agreements between the partners. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original purchase price was forgiven.

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

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property and forgiveness of indebtedness income, remained fairly consistent during the three and six months ended September 25, 1996 and 1995. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

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

Date: February 7, 1997

                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes,
                                                Vice President
                                                (principal financial officer)

Date: February 7, 1997

                                            By: /s/ Richard A. Palermo
                                                ----------------------
                                                Richard A. Palermo,
                                                Treasurer
                                                (principal accounting officer)


                                   By: ADVANTAGED HOUSING ASSOCIATES,
                                       INC., a General Partner



Date: February 7, 1997

                                            By: /s/ Paul L. Abbott
                                                ------------------
                                                Paul L. Abbott,
                                                President