Form 10-Q
period 1996-12-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1997-02-10
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarterly period ended December 25, 1996


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 0-14941


                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
                        ---------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                                 13-3330195
-------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                            ---------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

                                     PART I

Item 1.  Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                              ==========================
                                              December 25,    March 25,
                                                  1996          1996*
                                              ------------    ----------
ASSETS

Property and equipment, net of
   accumulated depreciation
   of $42,265,995 and $45,740,158
   respectively                                $76,532,519   $88,408,189
Cash and cash equivalents                        1,339,826     1,022,522
Cash - restricted for tenants'
   security deposits                               587,095       601,598
Mortgage escrow deposits                         2,460,694     1,875,866
Deferred costs, net of accumulated
   amortization of $825,577
   and $674,955, respectively                    2,336,148     1,945,386
Prepaid expenses and other assets                  421,368       386,169
                                               -----------   -----------
   Total assets                                $83,677,650   $94,239,730
                                               ===========   ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Mortgage notes payable                      $98,540,229  $116,955,198
   Due to selling partners                               0       641,303
   Accounts payable, accrued expenses
    and other liabilities                        7,957,986     6,961,794
   Tenants' security deposits payable              587,095       595,263
   Due to general partners of subsidiaries
    and their affiliates                         1,766,118     1,760,369
   Due to general partners and
    affiliates (Note 3)                          3,783,211     3,124,563
                                               -----------   -----------
   Total liabilities                           112,634,639   130,038,490

Minority interest                                4,131,487     3,629,565
                                               -----------   -----------

Commitments and Contingencies (Note 7)

Partners' deficit:
   Limited partners                            (32,440,044)  (38,716,495)
   General partners                               (648,432)     (711,830)
                                               -----------   -----------

   Total partners' deficit                     (33,088,476)  (39,428,325)
                                               -----------   -----------

Total liabilities and partners' deficit        $83,677,650   $94,239,730
                                               ===========   ===========

*Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                      ===========================  ==========================
                          Three Months Ended          Nine Months Ended
                             December 25,                December 25,
                      ---------------------------  --------------------------
                          1996          1995*          1996          1995
                      ---------------------------  --------------------------
Revenues
 Rentals, net          $  4,223,442  $  4,489,990  $ 12,958,721  $ 13,357,258
 Other                      227,310       300,802       885,440       956,371
 Gain on sale of
 property
 (Note 5)                         0             0     5,457,073             0
                       ------------  ------------  ------------  ------------
 Total revenues           4,450,752     4,790,792    19,301,234    14,313,629
                       ------------  ------------  ------------  ------------

Expenses
 Selling and
  renting                   139,501       148,888       469,168       472,742
 Administrative and
  management                640,234       762,015     2,134,561     2,199,713
 Administrative and
  management-related
  parties (Note 3)          771,626       237,121     1,239,833       725,517
 Operating                  358,161       362,023     1,046,577     1,017,373
 Repairs and
  maintenance               716,895       683,716     2,546,053     2,058,029
 Taxes and
  insurance                 581,649       501,152     1,637,140     1,575,854
 Interest                 1,820,216     2,211,539     6,193,254     7,053,606
 Depreciation and
  amortization              870,570     1,039,150     2,832,634     3,104,914
                       ------------  ------------  ------------  ------------
 Total expenses           5,898,852     5,945,604    18,099,220    18,207,748
                       ------------  ------------  ------------  ------------

Net income (loss)
 before minority
 interest                (1,448,100)   (1,154,812)    1,202,014    (3,894,119)
Minority interest
 in (income) loss
 of subsidiaries             12,264        12,333       (23,748)        9,147
                       ------------  ------------  ------------  ------------
Income (loss)
 before extra-
 ordinary item           (1,435,836)   (1,142,479)    1,178,266    (3,884,972)
                       ------------  ------------  ------------  ------------

Extraordinary item-
 forgiveness of
 indebtedness
 income (Note 6)                  0             0     5,161,583     1,400,000
                       ------------  ------------  ------------  ------------

Net income
 (loss)                $ (1,435,836) $ (1,142,479) $  6,339,849  $ (2,484,972)
                       ============  ============  ============  ============

*Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                          =======================================
                                          Limited      General
                              Total       Partners     Partners
                          ---------------------------------------

Balance-
 March 26, 1996          $(39,428,325) $(38,716,495)   $(711,830)

Net income-nine months
 ended December 25,
 1996                       6,339,849     6,276,451       63,398
                         ------------  ------------    ---------

Balance-
 December 25,
 1996                    $(33,088,476) $(32,440,044)   $(648,432)
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

                                             ========================
                                                 Nine Months Ended
                                                     December 25,
                                             ------------------------
                                                1996          1995
                                             ------------------------

Cash flows from operating activities:

Net income (loss)                           $  6,339,849    $ (2,484,972)
                                            ------------    ------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:

   Gain on sale of property (Note 5)          (5,457,073)              0
   Extraordinary item-forgiveness of
    indebtedness income (Note 6)              (5,161,583)     (1,400,000)
   Depreciation and amortization               2,832,634       3,104,914
   Minority interest in income (loss)
    of subsidiaries                               23,748          (9,147)
   Increase in cash-restricted
    for tenants' security deposits               (50,359)        (16,004)
   Increase in mortgage escrow deposits         (994,993)       (805,883)
   Increase in prepaid expenses
    and other assets                             (53,845)        (13,632)
   Increase in accounts payable, accrued
    expenses and other liabilities             2,711,014       1,559,729
   Increase in tenants' security
    deposits payable                              56,694          16,004
   Increase in due to general partners of
    subsidiaries and their affiliates             45,025          68,825
   Decrease in due to general partners of
    subsidiaries and their affiliates            (39,276)        (51,099)
   Increase in due to general partners
    and affiliates                               658,648         132,099
                                            ------------    ------------

   Total adjustments                          (5,429,366)      2,585,806
                                            ------------    ------------

   Net cash provided by
    operating activities                         910,483         100,834
                                            ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of property             14,685,000               0
                                            ------------    ------------

See Accompanying Notes to Consolidated Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)


                                        ============================
                                             Nine Months Ended
                                               December 25,
                                        ----------------------------
                                             1996           1995
                                        ----------------------------

Cash flows from financing activities:
   Increase in deferred costs               (541,384)       (597,799)
   Increase in capitalization of
    consolidated subsidiaries
    attributable to minority interest        478,174         115,529
   Proceeds from mortgage note
    payable                                6,800,000       8,185,000
   Principal payments of mortgage
    notes payable                        (22,014,969)     (7,293,445)
                                        ------------    ------------

   Net cash (used in) provided by
    financing activities                 (15,278,179)        409,285
                                        ------------    ------------

Net increase in cash and cash
   equivalents                               317,304         510,119

Cash and cash equivalents-
   beginning of period                     1,022,522         319,200
                                        ------------    ------------

Cash and cash equivalents-
   end of period                        $  1,339,826    $    829,319
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

                                              ============================
                                                   Nine Months Ended
                                                      December 25,
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


See Accompanying Notes to Consolidated Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1996
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and twelve subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") one of which only has activity through the date of sale of its property and the related assets and liabilities on May 31, 1996. The Partnership is the sole limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or the General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

The Partnership's fiscal quarter ends December 25. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 25.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $9,500 and $0 and $36,500 for the three and nine months ended December 25, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1996. In the opinion of the general partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 1996, the results of operations for the three and nine months ended December 25, 1996 and cash flows for the nine months ended December

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1996
                                   (Unaudited)

Note 1 - General (continued)

25, 1996 and 1995, respectively. However, the operating results for the nine months ended December 25, 1996 may not be indicative of the results for the year.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through December 25, 1996, the Partnership has recorded approximately $1,116,000 as an allowance for loss on impairment of assets.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1996 Annual Report on Form 10-K.

As of December 25, 1996, several subsidiary partnerships are experiencing financial difficulties. There is substantial doubt about the ability of some of the subsidiary partnerships to continue as

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1996
                                   (Unaudited)

Note 1 - General (continued)

going concerns. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the subsidiary partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 7 and the Partnership's March 25, 1996 Annual Report on Form 10-K for management's intentions.

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

Pursuant to a Completion Guarantee, the local general partner of Suncreek funded operating deficits in the amounts of $0 and $50,000 and, $105,000 and $191,000 for the three and nine months ended December 25, 1996 and 1995, respectively.

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1996
                                   (Unaudited)

Note 3 - Related Party Transactions (continued)

The costs incurred to related parties for the three and nine months ended December 25, 1996 and 1995 were as follows:

                      Three Months Ended    Nine Months Ended
                         December 25,          December 25,
                     -------------------   --------------------
                       1996       1995       1996       1995
                     -------------------   --------------------
Partnership
 management
 fees (a)            $543,750   $ 15,000   $  573,750   $ 45,000
Expense reimburse-
 ment (b)              26,466     14,309       67,594     62,361
Property manage-
 ment fees (c)        199,410    205,812      590,489    610,156
Local adminis-
 trative fee (d)        2,000      2,000        8,000      8,000
                     --------   --------   ----------   --------

                     $771,626   $237,121   $1,239,833   $725,517
                     ========   ========   ==========   ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the general partners amounting to approximately $1,031,000 and $457,000 were accrued and unpaid as of December 25, 1996 and March 25, 1996, respectively.

(b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $441,000 and $373,000 were accrued and unpaid as of December 25, 1996 and March 25, 1996, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $210,333 and $219,151 and $644,692 and $650,170 for the three and nine months ended December 25, 1996 and 1995, respectively. Of these fees $112,979 and $121,547 and $329,994 and $357,315 were incurred to affiliates of the subsidiary partnerships. In addition, $142,089 and $150,839 and $423,548 and $449,815

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1996
                                   (Unaudited)

Note 3 - Related Party Transactions (continued)

were incurred to affiliates of the Related General Partner for the three and nine months ended December 25, 1996 and 1995, respectively. Of such amounts incurred to affiliates of the Related General Partner, $55,658 and $66,574 and $163,053 and $196,974 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related/Cambridge Associates, a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Mortgage Notes Payable

In 1985, Suncreek, a subsidiary partnership, obtained a $10,000,000 variable rate mortgage loan securing tax exempt mortgage revenue bonds issued by the County of Sacramento, California (the "County"), which was scheduled to mature April 2007 and required monthly interest payments. The mortgage loan and the bonds were secured by the property as well as a $10,000,000 irrevocable letter of credit, obtained by Suncreek as additional collateral and credit enhancement for the underlying bonds. On April 20, 1995 the letter of credit expired. Consequently, the Resolution Trust Company ("RTC") purchased the bonds and Suncreek entered into negotiations relating to a restrutcturing or discounted payoff of the bonds to effect a refinancing of the mortgage loan.

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

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1996
                                   (Unaudited)

Note 4 - Mortgage Notes Payable (continued)

The first mortgage note of Apple Creek Associates of Denton, Ltd. ("Apple Creek") matured during February 1995. Since the maturity date Apple Creek had been involved in negotiations to obtain a loan modification on the first mortgage and had continued to make required interest and principal payments. On February 29, 1996, Apple Creek executed a loan modification agreement, which provided among other things for an extension of the maturity date of the loan for five years . Terms of the note require monthly payments of principal and interest computed at an interest rate of 8.5%, based on an amortization period of 25 years. In addition, Apple Creek agreed to remit on a quarterly basis 25% of cash flow generated by the property to be applied to a principal reduction. During the first three years of the loan extension, Apple Creek has the option to make additional principal reductions in an amount not to exceed $300,000. As a condition of the loan modification agreement, Apple Creek was required to pay for all closing costs and pay a 1% fee of the restated principal balance at closing. In September 1996, the second and third mortgage notes which matured on February 27, 1995 and were accruing interest at 12% per annum since that date were purchased by an affiliate of the Related General Partner. Apple Creek is presently negotiating a modification of the junior notes with the new mortgage noteholder.

Note 5 - Sale of Property

On May 31, 1996 the property and the related assets and liabilities of McAdam Park-336 ("McAdam") were sold to Fannie Mae for $14,685,000 resulting in no net proceeds to the Partnership after repayment of McAdam's mortgage debt. For financial reporting purposes a gain on the sale of property in the amount of $5,457,073 was realized and forgiveness of indebtedness income of $1,320,280 was also realized as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,800,000.

Note 6 - Extraordinary Items

During June 1995, Woodridge, Ltd. ("Woodridge") completed a refinancing of its first mortgage debt which matured on June 1, 1995. Under the refinancing, $7,285,000 in variable rate first mortgage tax exempt refunding bonds were issued by the Kansas Development Finance Authority on behalf of Woodridge. The refunding proceeds extinguished the existing mortgage in the

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1996
                                   (Unaudited)

Note 6 - Extraordinary Items (continued)

amount of $7,850,000 and accrued interest of $700,000 at a discounted pay-off of approximately $6,250,000 in cash plus a $900,000 second mortgage payable only from available net cash flow and principal due at its maturity in June of 2005. Monthly amortization payments will be paid to a sinking fund escrow account to be used to redeem bonds at a sale or refinancing. These payments are calculated on a 30-year schedule at a 10.65% interest rate. Effective December 1, 1995, Woodridge elected to refund the bonds with a fixed rate to the maturity of the bonds June 1, 2005. The fixed rate of interest is 5.9% per annum. As a result of the refinancing, an extraordinary gain of $1,400,000 was realized, as a result of forgiveness of former mortgage debt in the amount of $700,000 and forgiveness of accrued interest in the amount of $700,000.

In April 1996, Suncreek completed a refinancing of its mortgage debt resulting in forgiveness of indebtedness income of $3,200,000 which was realized as a result of forgiveness of former mortgage debt. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original purchase price was also forgiven (see Note 4).

On May 31, 1996 the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,685,000. For financial reporting purposes, forgiveness of indebtedness income of $1,320,280 was realized (see Note 5).

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

Galveston
---------
Galveston-Stewart's Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,827,000 at December 25, 1996. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1996
                                   (Unaudited)

Note 7 - Commitments and Contingencies (continued)

was in default and Galveston was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank has commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996. As of December 25, 1996 the Partnership had advanced $606,445 of interest-free loans to Galveston of which approximately $549,000 remains unpaid at December 25, 1996. The Partnership's investment in Galveston has been reduced to zero by prior years' losses. The minority interest balance was zero at both December 25, 1996 and March 25, 1996. Galveston's net loss after minority interest amounted to approximately $85,000 and $58,000 and, $171,000 and $350,000 for the three and nine months ended December 25, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested primarily in 12 Local Partnerships, in which the Partnership made an initial investment of $29,354,485 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. On May 31, 1996, the property and the related assets and liabilities owned by one of the Local Partnerships was sold to a third party (see below). In addition, the Partnership has obtained loans from an affiliate of the Related General Partner, which together with Partnership funds, have been advanced to five Local Partnerships. Approximately $469,000 of such advances were forgiven as a result of the above sale.

During the nine months ended December 25, 1996, cash and cash equivalents of the Partnership and its twelve consolidated Local Partnerships (including the activity through the date of sale for the Local Partnership above) increased approximately $317,000. This increase was primarily attributable to cash flow provided by operating activities ($910,000), proceeds from sale of property ($14,685,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($478,000) which exceeded an increase in deferred costs ($541,000), and net repayments of mortgage notes payable ($15,215,000). Cash flow provided by operating activities included timing differences relating to payment of certain expenses of the Local Partnerships including cash flow interest which is included in accounts payable and accrued expenses at September 30, 1996. Included in the adjustments to reconcile the net income to cash flow provided by operating activities is gain on sale of property ($5,457,000), forgiveness of indebtedness income ($5,162,000) and depreciation and amortization ($2,833,000).

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the nine months ended December 25, 1996 and 1995 such distributions amounted to approximately $9,000 and $16,000, respectively. Accordingly, the Related General Partner advanced funds totaling approximately $1,992,000 and $1,980,000 at December 25, 1996 and March 25, 1996, respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reim-bursements owed to the General Partners amounting to approximately $1,472,000 and $831,000 were accrued and unpaid as of December 25, 1996 and March 25, 1996, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

In 1985, Suncreek, a subsidiary partnership, obtained a $10,000,000 variable rate mortgage loan securing tax exempt mortgage revenue bonds issued by the County of Sacramento, California (the "County"), which was scheduled to mature April 2007 and required monthly interest payments. The mortgage loan and the bonds were secured by the property as well as a $10,000,000 irrevocable letter of credit, obtained by Suncreek as additional collateral and credit enhancement for the underlying bonds. On April 20, 1995 the letter of credit expired. Consequently, the Resolution Trust Company ("RTC") purchased the bonds and Suncreek entered into negotiations relating to a restrutcturing or discounted payoff of the bonds to effect a refinancing of the mortgage loan.

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

The first mortgage note of Apple Creek Associates of Denton, Ltd. ("Apple Creek") matured during February 1995. Since the maturity date Apple Creek had been involved in negotiations to obtain a loan modification on the first mortgage and had continued to make required interest and principal payments. On February 29,

1996, Apple Creek executed a loan modification agreement, which provided among other things for an extension of the maturity date of the loan for five years . Terms of the note require monthly payments of principal and interest computed at an interest rate of 8.5%, based on an amortization period of 25 years. In addition, Apple Creek agreed to remit on a quarterly basis 25% of cash flow generated by the property to be applied to a principal reduction. During the first three years of the loan extension, Apple Creek has the option to make additional principal reductions in an amount not to exceed $300,000. As a condition of the loan modification agreement, Apple Creek was required to pay for all closing costs and pay a 1% fee of the restated principal balance at closing. In September 1996, the second and third mortgage notes which matured on February 27, 1995 and were accruing interest at 12% per annum since that date were purchased by an affiliate of the Related General Partner. Apple Creek is presently negotiating a modification of the junior notes with the new mortgage noteholder.

On May 31, 1996 the property and the related assets and liabilities of McAdam Park-336 ("McAdam") were sold to Fannie Mae for $14,685,000 resulting in no net proceeds to the Partnership after repayment of McAdam's mortgage debt. For financial reporting purposes a gain on the sale of property in the amount of $5,457,073 was realized and forgiveness of indebtedness income of $1,320,280 was also realized as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,800,000.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through December 25, 1996, the Partnership has recorded approximately $1,116,000 as an allowance for loss on impairment of assets.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, forgiveness of indebtedness income and administrative and management-related parties, remained fairly consistent during the three and nine months ended December 25, 1996 and 1995. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 6% and 3%, respectively, during the three and nine months ended December 25, 1996 as compared to the corresponding periods in 1995. Excluding McAdam, which sold its property on May 31, 1996, rental income increased less than 1% during both the three and nine months ended December 25, 1996, as compared to the corresponding periods in 1995, primarily due to rental rate increases amounting to approximately 1% which were partially offset by decreases in occupancy at Players Club and Sheridan Square.

Other income decreased approximately $73,000 during the three months ended December 25, 1996 as compared to the corresponding period in 1995. Excluding McAdam, such income decreased approximately $58,000 primarily due to a decrease in income from the funding of the Breakeven Guarantee by the Local General Partner of Suncreek.

Administrative and management-related parties increased approximately $535,000 and $514,000 for the three and nine months ended December 25, 1996 as compared to the corresponding periods in 1995 primarily due to an increase in partnership management fees payable to the General Partners.

Operating expenses decreased approximately $4,000 during the three months ended December 25, 1996 as compared to the corresponding period in 1995. Excluding McAdam, such expenses increased approximately $35,000, primarily due to small increases in utilities at Galveston, Triangle/Oaks and Woodridge.

Repairs and maintenance expenses increased approximately $33,000 and $488,000, respectively, during the three and nine months ended December 25, 1996 as compared to the corresponding periods in 1995. The increase for the three months was primarily due to the refurbishing and redecorating of the model at Harbours as well as small increases at Brookwood, Galveston and Suncreek, which were only partially offset by a decrease due to the sale of McAdam. The increase for the nine months was primarily due to major repairs and physical improvements made at McAdam, including roof repairs, doors, gates, apartment interiors, and ground improvements in an attempt to stabilize the property for better marketability and painting of the building and trims at Triangle/Oaks.

Taxes and insurance expenses increased approximately $80,000 and $61,000, respectively, during the three and nine months ended December 25, 1996 as compared to the corresponding periods in 1995. Excluding McAdam, such expenses increased approximately $122,000 and $178,000, respectively, primarily due to an overstatement of prepaid insurance at September 30, 1995 at Apple Creek, Galveston, Sheridan and Woodridge which was correcteed in the fourth quarter of 1995.

Interest expense decreased approximately $391,000 and $860,000, respectively, during the three and nine months ended December 25, 1996 as compared to the corresponding periods in 1995. Excluding McAdam, such expense decreased approximately $172,000 and $653,000, respectively, primarily due to the refinancing of four and the modification of two mortgage notes during the year ended March 25, 1996.

Administrative and management expenses and depreciation expense decreased approximately $122,000 and $169,000, respectively, for the three months ended December 25, 1996 as compared to the corresponding period in 1995 primarily due to the sale of property owned by McAdam. Excluding McAdam, such expenses remained fairly consistent with decreases of less than 1% and approximately 2%, respectively, for the three months ended December 25, 1996 as compared to the corresponding period in 1995.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

       Galveston-Stewart's Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,827,000 at December 25, 1996. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and Galveston was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank has commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996.

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