Form 10-K
period 1997-03-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1997-06-23
CIK 771996

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 1997

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14941

             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       13-3330195
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


625 Madison Avenue, New York, New York                                   10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Class
     --------------
     Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

Index to exhibits may be found on page _74_

                                    PART I

Item 1.   Business.

General
-------

          Cambridge Advantaged Properties II Limited Partnership (formerly Hutton Advantaged Properties II Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 25, 1985. The general partners of the Partnership are Advantaged Housing Associates, Inc. (formerly Hutton Advantaged Housing Associates, Inc.) (the "Advantaged General Partner"), a Delaware corporation, Related Advantaged Residential Associates Inc., (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, Inc. ("Related"), a New York limited partnership, and Related and Cambridge Associates Limited Partnership (formerly Related and Hutton Associates Limited Partnership) ("Related and Cambridge Associates"), a Delaware limited partnership, together the "General Partners". The general partners of Related and Cambridge Associates are the Advantaged General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See
Item 10, Directors and Executive Officers of the Registrant, below.

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

          As of March 25, 1997, several Local Partnerships are experiencing financial difficulties. As a consequence, recoverability of a significant portion of the Partnership's investments will depend upon material improvements in their operating results and their ability to meet debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnership has not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

          On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 ("McAdam") were sold to Fannie Mae for $14,735,000 resulting in a gain in the amount of $6,108,426 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

          The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 27% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Competition
-----------

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

Employees
---------

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


Item 2.   Properties.

          The Partnership holds a 98% Limited Partnership Interest in 11 Local Partnerships each of which owns an Apartment Complex. On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 were sold to Fannie Mae (see Item 7. below). Set forth below is certain information concerning the Apartment Complexes and their operations and financing. See
Schedule III to the consolidated financial statements included herein for additional information pertaining to the Apartment Complexes.

          Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in California (1), Florida (3), Kansas (2), Oklahoma (1), Texas (2) and Virginia (2). Three of the Apartment Complexes are in the suburbs of major cities, while the remaining Apartment Complexes are in close proximity to the downtown business districts of their respective cities. The Apartment Complexes are occupied by low, moderate and middle-income tenants. The occupancy rates are set forth below. The aggregate number of rental units contained in the Apartment Complexes is 3,132. The largest Apartment Complex contains 520 units and the smallest contains 156 units.

          All of the Apartment Complexes are subject to existing permanent first mortgage loans ("Mortgage Loans on Real Estate"). See Schedule III.

                          LOCAL PARTNERSHIP SCHEDULE

                                                                     Percentage of Units Occupied at December 31,
Name and Location of                                                 --------------------------------------------
Property (Number of Units)                Government Assistance(a)    1996      1995     1994     1993     1992
---------------------------------------   ------------------------    ----      ----     ----     ----     ----
Triangle/Oaks Limited Partnership
   Jacksonville, FL (520)                 Tax exempt financing         84%       91%      93%      95%      87%
Sheridan Square Associates of Lawton
   Lawton, OK (276)                       Conventional financing       87%       88%      96%      91%      91%
Apple Creek Associates of Denton, Ltd
   Denton, TX (308)                       Tax exempt financing         96%       97%      93%      94%      89%
Galveston-Stewart's Landing, Ltd
   Galveston, TX (216)                    ss.221(d)(4)                 88%       96%      88%      94%      88%
Woodridge, Ltd
   Lenexa, KS (248)                       Tax exempt financing         99%       95%      96%      96%      89%
Players Club at Fort Myers, Ltd
   Ft. Myers, FL (288)                    Tax exempt financing         79%       90%      92%      97%      82%
Suntree at Fort Myers, Ltd
   Ft. Meyers, FL (240)                   Tax exempt financing         90%       94%      95%      98%      82%
The Harbours Associates
   Newport News, VA (396)                 Tax exempt financing         95%       92%      92%      90%      85%
Brookwood Apartments L.P.
   Wichita, KS (216)                      ss.221(d)(4)                 97%       97%      95%      98%      94%
Westwind II Associates
   Roanoke, VA (156)                      Tax exempt financing         98%       97%      98%      95%      84%
McAdam Park-336, Ltd
   Palmdale, CA (336)                     Tax exempt financing         (b)       50%      62%      87%      72%
Suncreek-268, Ltd
   Sacramento, CA (268)                   Tax exempt financing         96%       93%      94%      97%      80%

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

          (b) On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 were sold to Fannie Mae (see Item 7. below).

Item 3.   Legal Proceedings.

          This information is incorporated by reference to the discussion of Galveston in the Results of Operations of Certain Local Partnerships contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

          As of March 25, 1997, the Partnership had issued and outstanding 7,150 Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate Gross Proceeds of $35,750,000.

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

          As of May 1, 1997, there were 2,947 registered holders of Limited Partnership Interests.

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

          There has recently been an increasing number of requests for the list of holders of Limited Partnership Interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the general partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the general partners may have under the Partnership Agreement or applicable law.

Item 6.   Selected Financial Data.

          The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in the audited financial statements and footnotes contained in Item 8 hereof and in Schedules contained in Item 14 hereof.

                                                       Year Ended March 25
                           ----------------------------------------------------------------------------
OPERATIONS                     1997            1996            1995            1994            1993
----------                 ------------    ------------    ------------    ------------    ------------
Revenues                   $ 24,916,993    $ 19,483,652    $ 19,418,028    $ 19,391,837    $ 18,832,386
Operating expenses          (23,746,261)    (25,288,830)    (24,345,121)    (25,111,610)    (25,483,188)
Provision for impairment
   of assets                          0      (1,116,378)              0               0               0
Minority interest              (124,886)        (42,752)        (15,637)         68,916          73,055
                           ------------    ------------    ------------    ------------    ------------

Income (loss) before
   extraordinary item         1,045,846      (6,964,308)     (4,942,730)     (5,650,857)     (6,577,747)

Extraordinary item -
   forgiveness of
   indebtedness               5,161,583       6,416,231       3,494,274               0         151,862
                           ------------    ------------    ------------    ------------    ------------

Net income (loss)          $  6,207,429    $   (548,077)   $ (1,448,456)   $ (5,650,857)   $ (6,425,885)
                           ============    ============    ============    ============    ============

Number of limited
   partnership units
   outstanding                    7,150           7,150           7,150           7,150           7,150
                           ============    ============    ============    ============    ============

Per Limited
   Partnership Unit:
Income (loss) before
   extraordinary item      $        145    $       (964)   $       (684)   $       (782)   $       (911)
Extraordinary item                  715             888             484               0              21
                           ------------    ------------    ------------    ------------    ------------

Net income (loss)          $        860    $        (76)   $       (200)   $       (782)   $       (890)
                           ============    ============    ============    ============    ============


                                                       Year Ended March 25
                           ----------------------------------------------------------------------------
FINANCIAL POSITION             1997            1996            1995            1994            1993
------------------         ------------    ------------    ------------    ------------    ------------

Total assets               $ 84,212,602    $ 94,239,730    $ 97,393,817    $101,702,764    $106,141,832
                           ============    ============    ============    ============    ============

Long-term obligations      $ 98,340,680    $116,955,198    $120,109,587    $122,455,599    $121,109,562
                           ============    ============    ============    ============    ============

Total liabilities          $112,321,944    $130,038,490    $132,687,043    $135,563,171    $134,282,466
                           ============    ============    ============    ============    ============

Minority interest          $  5,111,554    $  3,629,565    $  3,587,022    $  3,571,385    $  3,640,301
                           ============    ============    ============    ============    ============

              During the years ended March 25, 1992 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 25, 1992 through 1994, long-term obligations and total liabilities increased primarily due to accruals of interest on mortgage notes payable. There was a decrease in long-term obligations and total liabilities in both 1996 and 1995 due to forgiveness of indebtedness at Harbours, Westwind II, Woodbridge and at Triangle/Oaks Partnerships, respectively. For the year ended March 25, 1996, there was also a decrease in assets due to a provision for impairment of assets. During the year ended March 25, 1997 total assets decreased primarily due to depreciation and the sale of property (see Note 11 in Item 8. Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the year ended March 25, 1997 primarily due to the decrease in mortgage notes payable satisfied by the sales price of the property which was sold and the forgiveness of indebtedness of mortgage debt and advances from the note holder.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

          The Partnership's capital has been invested primarily in 12 Local Partnerships in which the Partnership made an initial investment of $29,354,485 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. On May 31, 1996, the property and the related assets and liabilities owned by one of the Local Partnerships was sold to Fannie Mae (see below), which reduced the number of Local Partnerships in which the Partnership is invested to eleven. In addition, the Partnership has obtained loans from an affiliate of the Related General Partner, which together with Partnership funds, have been advanced to five local partnerships . Approximately $473,000 of such advances were forgiven as a result of the above sale.

          Cash of the Partnership and its consolidated subsidiaries increased by approximately $203,000 during the 1996 Fiscal Year. This increase is primarily attributable to cash flow provided by operating activities ($989,000), a decrease in mortgage escrow deposits-replacement reserves ($520,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($410,000) which exceeded an increase in deferred costs ($551,000), repayments of mortgage notes payable ($730,000) and a decrease in acquisition of property and equipment ($436,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities is gain on sale of property ($6,108,000), forgiveness of indebtedness income ($5,162,000) and depreciation and amortization ($3,724,000).

          The Partnership's primary source of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the years ended March 25, 1997 ("the 1996 Fiscal Year") , 1996 ("the 1995 Fiscal Year") , and 1995 ("the 1994 Fiscal Year"), such distributions amounted to approximately $13,000, $15,000 and $0, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances of approximately $2,067,000, $1,980,000 and $1,857,000 as of March 25, 1997, 1996, and 1995, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,680,000, $831,000 and $694,000 were accrued and unpaid as of March 25, 1997,
1996, and 1995, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners, have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

          On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 ("McAdam") were sold to Fannie Mae for $14,735,000 resulting in a gain in the amount of $6,108,426 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

          For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective local partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

          Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

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

          Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. During the fiscal year ended March 25, 1996 and through March 25, 1997, the Partnership has recorded approximately $1,116,300 as a provision for loss on impairment of assets.

          The following is a summary of the results of operations of the Partnership for the 1996, 1995 and 1994 Fiscal Years.

          The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, administrative and management-related parties, provision for impairment of assets and forgiveness of indebtedness income, remained fairly consistent for the 1996, 1995 and 1994 Fiscal Years. The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and amortization, and mortgage interest.

          Net income (loss) for the 1996, 1995 and 1994 Fiscal Years totaled $6,207,429, $(548,077), and $(1,448,456) respectively.

          Excluding 1996, in which the Partnership generated passive income, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources ). This passive income may be offset by the carry forward of any unused passive losses from prior years; however, the sale or refinancing transactions of the Local Partnerships to date have been insufficient to provide cash distributions to the Limited Partners.

1996 vs 1995
------------

          Rental income decreased approximately 2% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding McAdam, which sold its property on May 31, 1996, rental income increased approximately 2% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year primarily due to increases in occupancy at Harbours, Suncreek and Woodridge.

          Other income decreased approximately $312,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding McAdam, such income decreased approximately $179,000 primarily due to a decrease in income from funding of the Breakeven Guarantee by the Local General Partner of Suncreek.

          A gain on sale of property in the amount of approximately $6,108,000 was recorded in the 1996 Fiscal Year and forgiveness of indebtedness income in the amounts of approximately $5,162,000 and $6,416,000 were recorded in the 1996 and 1995 Fiscal Years (see Notes 11 and 12 in Item 8. Financial Statements and Supplemental Data).

          Total expenses, excluding McAdam, administrative and management-related parties, repairs and maintenance and provision for impairment of assets remained fairly consistent with a decrease of approximately 3% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year.

          Administrative and management-related parties increased approximately $705,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year primarily due to an increase in partnership management fees payable to the General Partners.

          Repairs and maintenance increased approximately $69,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding McAdam such expenses increased approximately $340,000 primarily due to the refurbishing and redecorating of the model at Harbors, repairs to a building damaged by fire at Triangle/Oaks, and concrete repairs and an increase in landscaping expenses at Woodridge.

          Taxes and insurance decreased approximately $314,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding McAdam, such expenses remained fairly consistent with a increase of approximately 2%.

          Interest expense decreased approximately $1,403,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding McAdam, such expense decreased approximately $759,000 primarily due to the refinancing of four mortgage notes and the modification of two mortgage notes during the 1995 Fiscal Year.

          A provision for impairment of assets was recorded in the 1995 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

1995 vs 1994
------------

          Rental income has remained fairly consistent with an increase of less than 1% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year primarily due to rental rate increases partially offset by a decrease in occupancy at McAdam.

          Total expenses, excluding repairs and maintenance and provision for impairment of assets increased approximately 3% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year.

          Repairs and maintenance increased approximately $303,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year. This increase is primarily due to increases at McAdam Park to improve the grounds, interior and exterior of the buildings in the attempt to attract new tenants and improve occupancy.

          A provision for impairment of assets was recorded in the 1995 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

          For the 1995 and 1994 Fiscal Years, extraordinary item-forgiveness of indebtedness amounted to approximately $6,416,000 and $3,494,000, respectively (see Note 12 in Item 8. Financial Statements and Supplemental Data).

Results of Operations of Certain Local Partnerships
---------------------------------------------------

          Galveston-Stewarts Landing, Ltd.
          --------------------------------

          Galveston-Stewarts Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,765,000 at March 25, 1997. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and Galveston was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank then commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996. These factors create an uncertainty about Galvestons' ability to continue as a going concern. Galveston is presently developing a plan to reorganize under Chapter 11 of the United States Bankruptcy Code. The ability of Galveston to continue as a going concern is dependent on acceptance of the plan by Galvestons' bank creditors and the plan's success. The financial statements do not include any adjustments that might be necessary if Galveston is unable to continue as a going concern. As of March 25, 1997 the Partnership had advanced $606,445 of interest-free loans to Galveston of which approximately $549,000 remains unpaid at March 25, 1997. The Partnership's investment in Galveston has been reduced to zero by prior years' losses. The minority interest balance in Galveston was zero at both March 25, 1997 and 1996. Galveston's net loss after minority interest amounted to approximately $109,000 $1,377,000, and $357,000 for the 1996, 1995, and 1994 Fiscal Years, respectively.

          Players Club at Fort Meyers, Ltd. and Suntree at Fort Meyers, Ltd.
          ------------------------------------------------------------------

          Players Club at Fort Meyers, Ltd. ("Players Club") and Suntree at Fort Meyers, Ltd. ("Suntree") have incurred operating losses and cash flow deficits due to low occupancy levels. At March 25, 1997, Players Club and Suntree have partners' deficiencies of approximately $3,286,000 and $2,401,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The Partnership entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). The extension of the forbearance agreements call for minimum debt service payments at the rate of 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997, July 1, 1997 through December 31, 1997, respectively, for Suntree and 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively, for Players Club, at which time the minimum pay rates increased to the original stated rates of 8%. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid from sales/refinancing proceeds. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnerships, which is dependent upon their abilities to meet financing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. In addition, management has taken steps to control the subsidiary partnerships' operating expenses.

          The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $7,000 and $18,000 at March 25, 1997 and 1996, respectively. In the case of Suntree, the minority interest balance was approximately $11,000 and $18,000 at March 25, 1997 and 1996, respectively. Players Club's net loss after minority interest amounted to approximately $559,000, $544,000 and $597,000 for the 1996, 1995 and 1994 Fiscal Years,
respectively. Suntree's net loss after minority interest amounted to approximately $350,000, $307,000 and $401,000 for the 1996, 1995 and 1994 Fiscal
Years, respectively.

          Suncreek - 268, Ltd.
          --------------------

          In 1985, Suncreek-268 Ltd. ("Suncreek") obtained a $10,000,000 variable rate mortgage loan from the County of Sacramento, California (the County) which was to mature in April 2007. In connection with the mortgage loan, Suncreek obtained a $10,000,000 irrevocable letter of credit, which was provided to the County as additional collateral. During 1995, the mortgage loan from the County was paid in full by Resolution Trust Corporation (RTC), by drawing upon the letter of credit. During 1996, Suncreek, RTC and the County agreed to replace the mortgage loan by issuing bonds (see below), resulting in Suncreek recognizing a $3,200,000 extraordinary gain from the forgiveness of debt relating to the mortgage loan.

          On April 15, 1996, Suncreek entered into an agreement with the County to issue $6,800,000 in bonds which mature April 1, 2026, with interest at variable rates (adjusted weekly - 3.7% at December 31, 1996) payable in monthly installments through May 1, 1998, when payments of $10,000 per month will begin. The payments will be accumulated in an interest bearing account until $100,000 is accumulated and then will be used to begin redeeming the bonds. Suncreek entered into a Reimbursement Agreement and a

Collateral Security Agreement with the Bank which set forth how payments to the bond holders are to be made. In conjunction with these agreements, the Bank has issued an Irrevocable Letter of Credit (the Letter) in favor of First Trust of California, the Trustee for the bond holders in the amount of $6,878,247. In connection with the Letter, Suncreek incurs an annual fee of 1.37% of the letter of credit. The California State Teacher's Retirement System (CALSTRS) has entered into a Confirmation Agreement with the Bank whereby CALSTRS has agreed to honor the Letter of Credit from the Bank in the event that U.S. Bank is unable to honor the Letter.

          Refinancing costs incurred in connection with the agreements described above of $559,864 were paid by the general partner and accounted for as a capital contribution.

          In connection with the agreements above, Suncreek entered into a new Regulatory Agreement with the County which requires that at least 20% of the available units be rented to very low income tenants (as defined). Suncreek was in compliance with this requirement as of December 31, 1996.

          In connection with the refinancing under which Suncreek will pay a substantially lower interest rate on a lower principal amount, the Partnership amended the terms of its partnership agreement with Robert Randall, ("Randall"), the general partner of Suncreek, to reflect the elimination of the land lease together with all accrued and unpaid land lease payments, Randall's contribution to Suncreek of the underlying land, as well as the elimination of all other existing guarantee agreements between the partners. The land was recorded at $2,000,000 which represents the estimation by Suncreek's management of its fair market value as of the contribution date. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original purchase price was forgiven.

          Apple Creek Associates of Denton, Ltd.
          --------------------------------------

          The first mortgage note of Apple Creek Associates of Denton, Ltd. ("Apple Creek") matured during February 1995. Since the maturity date Apple Creek had been involved in negotiations to obtain a loan modification on the first mortgage and had continued to make required interest and principal payments. During February 1996, Apple Creek executed a loan modification agreement, which provided among other things for an extension of the maturity date of the loan for five years . Terms of the note require monthly payments of principal and interest computed at an interest rate of 8.5%, based on an amortization period of 25 years. In addition, Apple Creek agreed to remit on a quarterly basis 25% of cash flow generated by the property to be applied to principal reduction. During the first three years of the loan extension, Apple Creek has the option to make additional principal reductions in an amount not to exceed $300,000. As a condition of the loan modification agreement, Apple Creek was required to pay for all closing costs and pay a 1% fee of the restated principal balance at closing. In September 1996, the second and third mortgage notes which matured on February 27, 1995 and were accruing interest at 12% per annum since that date were assigned to Prospector Chair General Partnership, an affiliate of the Related General Partner, effective as of December 12, 1996. Under the terms of the Extension and Modification Agreement, the interest rate was adjusted to be 7 3/4% and shall continue to be at that rate until default or maturity. The Maturity Date was also extended to September 12, 2003. The Extension and Modification Agreement also provided for prepayment options, in full only (no partial prepayments to be allowed) to payoff the second and third Mortgages plus accrued interest as follows: (i) for the Period from the Effective Date to September 12, 2000, the sum of $400,000; (ii) for the Period from September 13, 2000 to September 12, 2001, the sum of $500,000; (iii) for the Period from September 13, 2001 to September 12, 2002, the sum of $600,000;
(iv) for the Period from September 13, 2002 to the Maturity Date, the sum of $868,673.

          McAdam Park-336, Ltd.
          ---------------------

          During November 1995, McAdam Park-336, Ltd. ("McAdam") completed a refinancing of its mortgage debt. The existing debt was refinanced through the issuance of tax-exempt refunding bonds in the amount of $6,500,000 and by increasing the project's second mortgage to $8,185,000 (see Note 11). On May 31, 1996, the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,735,000 resulting in a gain in the amount of $6,108,426 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder (see above).

Other
-----

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

          Management of the Partnership intends to continue to support the efforts of the Local General Partners of these subsidiary partnerships to refinance or restructure mortgage indebtedness and to provide consultation and advice in such matters as required, however, there can be no assurance that such efforts will be successful.

General
-------

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

          There has recently been an increasing number of requests for the list of holders of Limited Partnership Interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the general partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the general partners may have under the Partnership Agreement or applicable law.

Item 8.  Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                     17

         Consolidated Balance Sheets at March 25, 1997 and 1996           48

         Consolidated Statements of Operations for the Years Ended
           March 25, 1997, 1996 and 1995                                  49

         Consolidated Statements of Changes in Partners' Deficit
           for the Years Ended March 25, 1997, 1996 and 1995              50

         Consolidated Statements of Cash Flows for the Years Ended
           March 25, 1997, 1996, and 1995                                 51

         Notes to Consolidated Financial Statements                       54

                     [TRIEN, ROSENBERG, ROSENBERG, WEINBERG,
                        CIULLO & FAZZARI, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries


          We have audited the consolidated balance sheets of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries as of March 25, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 11 subsidiary partnerships whose losses before extraordinary item aggregated $3,214,557, $5,786,199 and $3,568,822 during the 1996, 1995 and 1994 Fiscal Years, respectively, and whose assets constituted 99% and 89% of the Partnership's assets at March 25, 1997 and 1996, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

          In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries at March 25, 1997 and 1996, and the results of their operations and cash flows for the years ended March 25, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

          The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity will continue as going concerns. As discussed in Notes 2 and 13, the auditors of three (Fiscal 1996) subsidiary partnerships have modified their reports due to the uncertainties of the subsidiary partnerships' abilities to continue as going concerns. These subsidiary partnerships' losses before extraordinary item aggregated $1,036,448, $2,245,883 and $1,375,088 for the 1996, 1995 and 1994 Fiscal Years,
respectively, and their assets constituted 22% and 20% of the Partnership's assets at March 25, 1997 and 1996, respectively. These matters raise substantial doubt about Cambridge Advantaged Properties II Limited Partnership and Subsidiaries ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP

New York, New York
June 23, 1997

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Triangle/Oaks Limited Partnership

We have audited the accompanying balance sheet of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1996, and the related statement of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/S/ DICKEY & WOLF, LLC

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, Missouri
January 15, 1997

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

Harrisonville, Missouri
February 1, 1995

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Sheridan Square Associates of Lawton,

We have audited the accompanying balance sheet of Sheridan Square Associates of Lawton, (a Oklahoma Limited Partnership) as of December 31, 1996, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheridan Square Associates of Lawton as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/S/ DICKEY & WOLF, LLC

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1997

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

Harrisonville, MO
January 27, 1995

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Associates of Denton, Ltd.

We have audited the accompanying balance sheets of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1996 and 1995, and the related statements of operations, statements of changes in partners' equity/(deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ DICKEY & WOLF, LLC

DICKEY & WOLF, LLC
Certified Public Accountants
Harrisonville, MO
January 27, 1997

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

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Galveston-Stewart's Landing, Ltd.

We have audited the accompanying balance sheet of GALVESTON-STEWART'S LANDING, LTD. (a Texas Limited Partnership) as of December 31, 1996, and the related statements of operations, changes in partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GALVESTON STEWART'S LANDING, LTD. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity to generally accepted accounting principles.

The accompany financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency. In addition, the mortgage holder commenced foreclosure proceedings and the Partnership has filed a voluntary relief under Chapter 11 of the United States Bankruptcy Code. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey & Wolf, LLC
DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1997

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

/s/ Dickey, Franklin & Wolf, LLC
DICKEY, FRANKLIN & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1995

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Woodridge, Ltd.

We have audited the accompanying balance sheet of WOODRIDGE, LTD., (a California Limited Partnership) as of December 31, 1996, and the related statement of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODRIDGE, LTD. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/S/ DICKEY & WOLF, LLC

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1997

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

Harrisonville, MO
Januay 21, 1995

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Players Club at Fort Myers, Ltd.

     We have audited the accompanying balance sheets of Players Club at Fort Myers, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Club at Fort Myers, Ltd. as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Atlanta, Georgia                              /s/ Reznick Fedder & Silverman
February 7, 1997                              ------------------------------
                                                  Reznick Fedder & Silverman

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

Charlotte, North Carolina
February 2, 1996

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Suntree at Fort Myers, Ltd.

     We have audited the accompanying balance sheets of Suntree at Fort Myers, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suntree at Fort Myers, Ltd. as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Atlanta, Georgia                                /s/ Reznick Fedder & Silverman
February 7, 1997                                ------------------------------
                                                    Reznick Fedder & Silverman

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

Charlotte, North Carolina
January 29, 1996

                          [BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of
The Harbours Associates

We have audited the accompanying balance sheet of The Harbours Associates, VHDA Project No 95-0759 (a limited partnership), as of December 31, 1996, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Harbours Associates at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ BDO Seidman, LLP
Richmond, Virginia
February 9, 1997

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

/s/ BDO Seidman, LLP
February 9, 1996

             [GEORGE, BOWERMAN, OSBORN & COMPANY, P.A. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the General Partners
Brookwood Apartments, L.P.

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. (A Kansas Limited Partnership), Project No. 102-35157-PM as of December 31, 1996, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of Brookwood Apartments, L.P.'s internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report is presented for purposes of additional analysis and is not a required part of the basic financial statements of Brookwood Apartments, L.P. Such information has been subjected to the procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ George, Bowerman, Osborn & Company, P.A.


Wichita, Kansas
January 22, 1997

              [GEORGE, BOWERMAN, OSBORN & COMPANY, P.A. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the General Partners
Brookwood Apartments, L.P.

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. (A Kansas Limited Partnership), Project No. 102-35157-PM as of December 31, 1995, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1996 on our consideration of Brookwood Apartments, L.P.'s internal control structure and a report dated January 24, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report is presented for purposes of additional analysis and is not a required part of the basic financial statements of Brookwood Apartments, L.P. Such information has been subjected to the procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ George, Bowerman, Osborn & Company, P.A.

Wichita, Kansas
January 24, 1996

              [GEORGE, BOWERMAN, OSBORN & COMPANY, P.A. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the General Partners
Brookwood Apartments, L.P.

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. (A Kansas Limited Partnership), Project No. 102-35157-PM as of December 31, 1994, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report is presented for purposes of additional analysis and is not a required part of the basic financial statements of BrooLwood Apartments, L.P. Such information has been subjected to the procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ George, Bowerman, Osborn & Company, P.A.

Wichita, Kansas
January 18, 1995

                         [BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners
Westwind II Associates

We have audited the accompanying balance sheets of Westwind II Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwind II Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                            /s/ BDO Seidman, LLP
Richmond, Virginia
February 8, 1997

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

                                                            /s/ BDO Seidman, LLP
February 9, 1996

                    [COOPERS & LYBRAND L.L.P. LETTERHEAD]

                      Report of Independent Accountants

To the Partners
Suncreek - 268, Ltd.

We have audited the accompanying balance sheet of Suncreek - 268, Ltd. as of December 31, 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncreek - 268, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    /s/ Coopers & Lyland, L.L.P.

Portland, Oregon
February 6, 1997

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

                                                       /s/ Coopers & Lybrand LLP

Portland, Oregon
February 8, 1995

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              March 25
                                                                  ------------------------------
                                                                       1997             1996
                                                                  -------------    -------------
Property and equipment - at cost, less accumulated depreciation
   (Notes 2, 4 and 7)                                             $  77,764,894    $  88,408,189
Cash and cash equivalents (Notes 2 and 13)                            1,225,369        1,022,522
Cash - restricted for tenants' security deposits                        572,624          601,598
Mortgage escrow deposits (Notes 5 and 7)                              1,895,569        1,875,866
Deferred costs, net of accumulated amortization (Notes 2 and 6)       2,330,143        1,945,386
Prepaid expenses and other assets                                       424,003          386,169
                                                                  -------------    -------------

   Total assets                                                   $  84,212,602    $  94,239,730
                                                                  =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable (Notes 7 and 11)                        $  98,340,680    $ 116,955,198
   Due to selling partners (Note 8)                                           0          641,303
   Accounts payable, accrued expenses and other liabilities           7,573,750        6,961,794
   Tenants' security deposits payable                                   572,624          595,263
   Due to general partners of subsidiaries and their affiliates       1,731,240        1,760,369
   Due to general partners and affiliates (Note 9)                    4,103,650        3,124,563
                                                                  -------------    -------------
                                                                    112,321,944      130,038,490
                                                                  -------------    -------------

Minority interest (Note 2)                                            5,111,554        3,629,565
                                                                  -------------    -------------


Commitments and contingencies (Note 13)

Partners' deficit:
   Limited Partner                                                  (32,571,140)     (38,716,495)
   General Partner                                                     (649,756)        (711,830)
                                                                  -------------    -------------
   Total partners' deficit                                          (33,220,896)     (39,428,325)
                                                                  -------------    -------------

Total liabilities and partners' deficit                           $  84,212,602    $  94,239,730
                                                                  =============    =============


See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended March 25
                                                                --------------------------------------------
                                                                    1997            1996            1995
                                                                ------------    ------------    ------------
Revenues
   Rental, net                                                  $ 17,942,395    $ 18,305,514    $ 18,292,506
   Other                                                             866,172       1,178,138       1,125,522
   Gain on sale of property (Note 11)                              6,108,426               0               0
                                                                ------------    ------------    ------------

Total revenues                                                    24,916,993      19,483,652      19,418,028
                                                                ------------    ------------    ------------

Expenses
   Selling and renting                                             1,175,793       1,211,297       1,135,615
   Administrative and management                                   1,761,117       1,874,078       1,908,112
   Administrative and management-related parties (Note 9)          1,661,940         950,989         985,580
   Operating                                                       1,700,813       1,751,876       1,741,630
   Repairs and maintenance                                         3,366,076       3,297,559       2,995,015
   Taxes and insurance                                             2,198,318       2,512,801       2,345,711
   Interest                                                        8,158,391       9,561,637       9,032,353
   Depreciation and amortization                                   3,723,813       4,128,593       4,201,105
   Provision for impairment of assets (Note 4)                             0       1,116,378               0
                                                                ------------    ------------    ------------

   Total expenses                                                 23,746,261      26,405,208      24,345,121
                                                                ------------    ------------    ------------

Income (loss) before minority interest and extraordinary item      1,170,732      (6,921,556)     (4,927,093)

Minority interest in income of subsidiaries                         (124,886)        (42,752)        (15,637)
                                                                ------------    ------------    ------------

Income (loss) before extraordinary item                            1,045,846      (6,964,308)     (4,942,730)

Extraordinary item - forgiveness of indebtedness
   income (Note 12)                                                5,161,583       6,416,231       3,494,274
                                                                ------------    ------------    ------------

Net income (loss)                                               $  6,207,429    $   (548,077)   $ (1,448,456)
                                                                ============    ============    ============

Income (loss) before extraordinary item - limited partners      $  1,035,388    $ (6,894,665)   $ (4,893,302)
Extraordinary item - limited partners                              5,109,967       6,352,069       3,459,331
                                                                ------------    ------------    ------------
Net income (loss) - limited partners                            $  6,145,355    $   (542,596)   $ (1,433,971)
                                                                ============    ============    ============

Number of limited partnership units outstanding                        7,150           7,150           7,150
                                                                ============    ============    ============
Per limited partnership unit:
   Income (loss) before extraordinary item                      $        145    $       (964)   $       (684)
   Extraordinary item                                                    715             888             484
                                                                ------------    ------------    ------------
Net income (loss)                                               $        860    $        (76)   $       (200)
                                                                ============    ============    ============


   See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                  Total       Limited Partners  General Partners
                               ------------   ----------------  ----------------


Balance - March 25, 1994       $(37,431,792)    $(36,739,928)      $(691,864)

   Net loss                      (1,448,456)      (1,433,971)        (14,485)
                               ------------     ------------       ---------

Balance - March 25, 1995        (38,880,248)     (38,173,899)       (706,349)

   Net loss                        (548,077)        (542,596)         (5,481)
                               ------------     ------------       ---------

Balance - March 25, 1996        (39,428,325)     (38,716,495)       (711,830)

   Net income                     6,207,429        6,145,355          62,074
                               ------------     ------------       ---------

Balance - March 25, 1997       $(33,220,896)    $(32,571,140)      $(649,756)
                               ============     ============       =========


See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS

                                                                        Year Ended March 25
                                                              -----------------------------------------
                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                                             $ 6,207,429    $  (548,077)   $(1,448,456)
                                                              -----------    -----------    -----------
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
   Gain on sale of property (Note 11)                          (6,108,426)             0              0
   Extraordinary item - forgiveness of indebtedness
     (Note 12)                                                 (5,161,583)    (6,416,231)    (3,494,274)
   Depreciation and amortization                                3,723,813      4,128,593      4,201,105
   Provision for impairment of assets                                   0      1,116,378              0
   Minority interest income  of subsidiaries                      124,886         42,752         15,637
   (Increase) decrease in assets:
   Cash-restricted for tenants' security deposits                 (29,412)        (2,442)        (7,171)
   Mortgage escrow deposits                                      (664,035)       267,998        222,549
   Deferred costs                                                       0              0            194
   Prepaid expenses and other assets                             (100,225)       (17,148)        36,253
   Increase (decrease) in liabilities:
   Accounts payable, accrued expenses and other liabilities     2,017,692      2,204,058      1,249,372
   Tenants' security deposits payable                              29,142         (3,893)         7,171
   Increase in due to general partners of
     subsidiaries and their affiliates                                248         28,514       (440,135)
   Decrease in due to general partners of subsidiaries
     and their affiliates                                         (29,377)             0              0
   Due to general partners and affiliates                         979,087        273,069        344,197
                                                              -----------    -----------    -----------

   Total adjustments                                           (5,218,190)     1,621,648      2,134,898
                                                              -----------    -----------    -----------

     Net cash provided by operating activities                    989,239      1,073,571        686,442
                                                              -----------    -----------    -----------

Cash flows from investing activities:
   Acquisition of property and equipment                         (436,268)       (69,119)       (77,753)
   (Increase) decrease in mortgage escrow deposits -
     replacement reserves                                         520,459       (844,940)       (70,018)
                                                              -----------    -----------    -----------

     Net cash provided by (used in) investing activities           84,191       (914,059)      (147,771)
                                                              -----------    -----------    -----------
Net cash from operating and investing activities,
   carried forward                                              1,073,430        159,512        538,671

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                         Year Ended March 25
                                                              -----------------------------------------
                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
Net cash from operating and investing activities,
   brought forward                                              1,073,430        159,512        538,671
                                                              -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from mortgage notes payable                                 0     25,514,700              0
   Principal payments of mortgage notes payable                  (729,518)   (23,776,639)      (466,012)
   Increase (decrease) in minority interest                       410,202           (209)             0
   Increase in deferred costs                                    (551,267)    (1,244,470)             0
   Increase in due to general partners of subsidiaries
     and their affiliates                                               0         50,428              0
                                                              -----------    -----------    -----------
Net cash (used in) provided by financing activities              (870,583)       543,810       (466,012)
                                                              -----------    -----------    -----------
Net increase in cash                                              202,847        703,322         72,659
Cash and cash equivalents at beginning of year                  1,022,522        319,200        246,541
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year                      $ 1,225,369    $ 1,022,522    $   319,200
                                                              ===========    ===========    ===========

Supplemental disclosure of cash flows information:

   Cash paid during the year for interest                     $ 6,511,044    $ 7,120,065    $ 8,126,210
                                                              ===========    ===========    ===========

Supplemental disclosures of noncash investing and financing activities:

   Acquisition of property and equipment
     contributed by minority interest shareholders            $(2,000,000)   $         0    $         0

   Forgiveness of indebtedness (Note 12):
   Decrease in mortgage notes payable                         (10,000,000)    (4,892,450)    (1,472,166)
   Issuance of mortgage notes payable                           6,800,000              0              0
   Decrease in accounts payable, accrued expenses
     and other liabilities                                     (1,320,280)             0     (2,098,555)
   Decrease in prepaid and other assets                                 0              0         76,447
   Accrued interest forgiven in connection with
     restructuring of mortgage notes payable                            0     (2,046,343)             0
   Other assets forgiven in connection with restructuring
     of mortgage notes payable                                          0        209,731              0
   Net deferred financing costs written off in connection
     with restructuring of mortgage notes payable                       0        312,828              0
   Decrease in due to selling partners                           (641,303)             0              0

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)



                                                      Year Ended March 25
                                             -----------------------------------
                                                1997          1996        1995
                                             -----------   ----------   --------
Supplemental disclosures of noncash investing and financing activities:

Summarized below are the components
  of the gain on sale of property:

    Decrease in mortgage notes payable
      satisfied by sales price               (14,685,000)        0          0
    Decrease in property and equipment,
      net of accumulated depreciation          9,522,260         0          0
    Decrease in cash - restricted for
      tenants' security deposits                  58,386         0          0
    Decrease in mortgage escrow deposits         123,873         0          0
    Decrease in prepaid expenses
      and other assets                            62,391         0          0
    Decrease in accounts payable, accrued
      expenses and other liabilities             (85,456)        0          0
    Decrease in tenants' security
      deposits payable                           (51,781)        0          0
    Decrease in minority interest             (1,053,099)        0          0


See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

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

          The Partnership holds an interest in 11 Local Partnerships which own 11 Apartment Complexes receiving government assistance. On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 were sold to Fannie Mae (see Note 11).

          The general partners of the Partnership are Advantaged Housing Associates Inc. (the "Advantaged General Partner"), a Delaware corporation and an affiliate of Lehman Brothers, Inc. ("Lehman"), Related Advantaged Residential Associates Inc. (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, Inc. ("Related"), a New York limited partnership and Related and Cambridge Associates Limited Partnership ("Related and Cambridge Associates"), a Delaware limited partnership, together the "General Partners". The general partners of Related and Cambridge Associates are the Advantaged General Partner and the Related General Partner.

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


NOTE 2 -  Summary of Significant Accounting Policies

          a)   Going Concern

               As of March 25, 1997, several Local Partnerships are experiencing financial difficulties. There is substantial doubt about the Partnership's ability to continue as a going concern. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. There can be no assurance that the partnership will be successful in obtaining such financing. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 13 for management's intentions.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 2 -  Summary of Significant Accounting Policies (continued)

          b)   Basis of Consolidation

               The consolidated financial statements include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and twelve subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") one of which only has activity through the date of sale of its property and the related assets and liabilities which occurred on May 31, 1996. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

               Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $2,200, $47,500 and $39,400 for the years ended March 25, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years,
respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

               Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 2 -  Summary of Significant Accounting Policies (continued)

methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. During the fiscal year ended March 25, 1996 and through March 25, 1997, the Partnership has recorded approximately $1,116,000 as a provision for loss on impairment of assets.

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

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 3 -  Fair Value of Financial Instruments

          The estimated fair values of the Partnership's mortgage note payable are as follows:

                                 March 25, 1997              March 25, 1996
                           -------------------------   -------------------------
                             Carrying        Fair        Carrying       Fair
                              Amount        Value         Amount        Value
                           -----------   -----------   -----------   -----------
Mortgage Notes Payable
  for which it is:
Practicable to estimate
  fair value               $90,520,391   $87,225,398   $85,445,797   $81,476,701
Not Practicable (a)        $ 7,820,289   $         0   $31,509,401   $         0

              (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

Accounts payable and accrued expenses

              The estimated fair value of the Partnership's accounts payable and accrued expenses which are different than carrying value are as follows:

                                 March 25, 1997              March 25, 1996
                           -------------------------   -------------------------
                             Carrying        Fair        Carrying       Fair
                              Amount        Value         Amount        Value
                           -----------   -----------   -----------   -----------
Accounts payable and
  accrued expenses for
  which it is:
Practicable to estimate
  fair value               $ 4,828,566   $   609,586   $ 3,904,929   $   302,545


          The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997


NOTE 4 -  Property and Equipment

          The components of property and equipment and their estimated useful lives are as follows:

                                              March 25
                                   ------------------------------     Estimated
                                        1997             1996       Useful Lives
                                   -------------    -------------   ------------
Land*                              $  13,960,010    $  11,960,011
Buildings and improvements           101,406,102      116,307,408    15-40 Years
Furniture and fixtures                 5,523,339        5,880,928     5-15 Years
                                   -------------    -------------

                                     120,889,451      134,148,347

Less: Accumulated depreciation       (43,124,557)     (45,740,158)
                                   -------------    -------------

                                   $  77,764,894    $  88,408,189
                                   =============    =============

          *For one subsidiary partnership, Suncreek, land was leased but no payment was required until certain cash flow levels are achieved. No payments were required in the 1996, 1995 and 1994 Fiscal Years. In connection with Suncreek's refinancing in April 1996, Suncreek amended the terms of its partnership agreement with the general partner to reflect the elimination of the land lease together with all accrued and unpaid land lease payments and the general partner's contribution to Suncreek of the underlying land (see Note 7). The land was recorded at $2,000,000 which represents the estimation by Suncreek's management of its fair market value as of the contribution date.

          Depreciation expense for the 1996, 1995, and 1994 Fiscal Years amounted to $3,557,303, $3,923,830 and $3,961,144, respectively.

          During the 1996 Fiscal Year there was a decrease in accumulated depreciation in the amount of approximately $6,173,000 due to the sale of McAdam (see Note 11).

          Galveston-Stewarts Landing, Ltd. ("Galveston") has experienced significant cash flow problems and is presently in default on the Mortgage Note Payable. Beal Bank then commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996. As a result of the 1995 loss combined with a history of operating and cash flows losses, it was determined that an impairment of property and equipment existed at December 31, 1995. The impairment loss was determined to be $1,116,378 and reported separately in the Consolidated Statements of Operations. The amount of the impairment loss was determined based on the difference on the carrying value of property and equipment (net of depreciation) and the appraisal provided by Beal Bank, the underlying mortgage holder. The appraisal was dated January 29, 1996, in the amount of $4,050,000.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 5 -  Mortgage Escrow Deposits

          Mortgage escrow deposits consist of the following:

                                                                March 25
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
          Reserve for replacements                       $  877,739   $1,398,198
          Real estate taxes, insurance and other          1,017,830      477,668
                                                         ----------   ----------

                                                         $1,895,569   $1,875,866
                                                         ==========   ==========

NOTE 6 -  Deferred Costs

          The components of deferred costs and their periods of amortization are as follows:

                                                               March 25
                                                      --------------------------     Period
                                                          1997           1996       (Months)
                                                      -----------    -----------    --------
          Organization fee (a)(b)                     $   102,709    $   102,709          60
          Bond and financing fees                       3,068,899      2,517,632      65-240
                                                      -----------    -----------
                                                        3,171,608      2,620,341

          Less: Accumulated amortization                 (841,465)      (674,955)
                                                      -----------    -----------

                                                      $ 2,330,143    $ 1,945,386
                                                      ===========    ===========

          (a) Represents fees to the Partnership's general partners and affiliates.

          (b) Payable from capital contributions of the Partnership to the subsidiary partnerships.

          Amortization of deferred costs for the 1996, 1995 and 1994 Fiscal Years aggregated $166,510, $204,764 and $239,961, respectively.

          During the 1996, 1995 and 1994 Fiscal Years, respectively, approximately $0, $60,000 and $899,000 of fully amortized deferred costs were written off.


NOTE 7 -  Mortgage Notes Payable

          The mortgage notes are payable in aggregate monthly installments of approximately $614,000, including principal and interest at rates varying from 3.7% to 10.5% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 7 -  Mortgage Notes Payable (continued)

          Annual principal payment requirements for each of the next five fiscal years are as follows:

              Year Ending December 31                         Amount
              -----------------------                      -----------
                        1997                               $   769,370
                        1998                                   820,078
                        1999                                   874,309
                        2000                                 8,198,290
                        2001                                 7,241,698
                        Thereafter                          80,436,935
                                                           -----------
                                                           $98,340,680
                                                           ===========

          The mortgage agreements require monthly deposits to replacement reserves of approximately $66,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (see Note 5).

          Suncreek - 268, Ltd.
          --------------------

          In 1985, Suncreek-268 Ltd. ("Suncreek") obtained a $10,000,000 variable rate mortgage loan from the County of Sacramento, California (the County) which was to mature in April 2007. In connection with the mortgage loan, Suncreek obtained a $10,000,000 irrevocable letter of credit, which was provided to the County as additional collateral. During 1995, the mortgage loan from the County was paid in full by Resolution Trust Corporation (RTC), by drawing upon the letter of credit. During 1996, Suncreek, RTC and the County agreed to replace the mortgage loan by issuing bonds, resulting in recognizing a $3,200,000 extraordinary gain from the forgiveness of debt relating to the mortgage loan.

          On April 15, 1996, Suncreek entered into an agreement with the County to issue $6,800,000 in bonds which mature April 1, 2026, with interest at variable rates (adjusted weekly - 3.7% at December 31, 1996) payable in monthly installments through May 1, 1998, when payments of $10,000 per month will begin. The payments will be accumulated in an interest bearing account until $100,000 is accumulated and then will be used to begin redeeming the bonds. Suncreek entered into a Reimbursement Agreement and a Collateral Security Agreement with the Bank which set forth how payments to the bond holders are to be made. In conjunction with these agreements, the Bank has issued an Irrevocable Letter of Credit (the Letter) in favor of First Trust of California, the Trustee for the bond holders in the amount of $6,878,247. In connection with the Letter, Suncreek incurs an annual fee of 1.37% of the letter of credit. The California State Teacher's Retirement System (CALSTRS) has entered into a Confirmation Agreement with the Bank whereby CALSTRS has agreed to honor the Letter of Credit from the Bank in the event that U.S. Bank is unable to honor the Letter.

          Refinancing costs incurred in connection with the agreements described above of $559,864 were paid by the general partner and accounted for as a capital contribution.

          In connection with the agreements above, Suncreek entered into a new Regulatory Agreement with the County which requires that at least 20% of the available units be rented to very low income tenants (as defined). Suncreek was in compliance with this requirement as of December 31, 1996.

          In connection with the refinancing under which Suncreek will pay a substantially lower interest rate on a lower principal amount, the Partnership amended the terms of its partnership agreement with Robert Randall, ("Randall"), the general partner of Suncreek, to reflect the elimination of the land lease together with all accrued and unpaid land lease payments, Randall's contribution to Suncreek of the underlying land, as well

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 7 -  Mortgage Notes Payable (continued)

as the elimination of all other existing guarantee agreements between the partners. The land was recorded at $2,000,000 which represents the estimation by Suncreek's management of its fair market value as of the contribution date. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original purchase price was forgiven.

          Apple Creek Associates of Denton, Ltd.
          --------------------------------------

          The first mortgage note of Apple Creek Associates of Denton, Ltd. ("Apple Creek") matured during February 1995. Since the maturity date Apple Creek had been involved in negotiations to obtain a loan modification on the first mortgage and had continued to make required interest and principal payments. During February 1996, Apple Creek executed a loan modification agreement, which provided among other things for an extension of the maturity date of the loan for five years . Terms of the note require monthly payments of principal and interest computed at an interest rate of 8.5%, based on an amortization period of 25 years. In addition, Apple Creek agreed to remit on a quarterly basis 25% of cash flow generated by the property to be applied to principal reduction. During the first three years of the loan extension, Apple Creek has the option to make additional principal reductions in an amount not to exceed $300,000. As a condition of the loan modification agreement, Apple Creek was required to pay for all closing costs and pay a 1% fee of the restated principal balance at closing. In September 1996, the second and third mortgage notes which matured on February 27, 1995 and were accruing interest at 12% per annum since that date were assigned to Prospector Chair General Partner, an affiliate of the Related General Partner, effective as of December 12, 1996. Under the terms of the Extension and Modification Agreement, the interest rate was adjusted to be 7 3/4% and shall continue to be at that rate until default or maturity. The Maturity Date was also extended to September 12, 2003. The Extension and Modification Agreement also provided for prepayment options, in full only (no partial prepayments to be allowed) to payoff the Second and Third Mortgages plus accrued interest as follows: (i) for the Period from the Effective Date to September 12, 2000, the sum of $400,000; (ii) for the Period from September 13, 2000 to September 12, 2001, the sum of $500,000; (iii) for the Period from September 13, 2001 to September 12, 2002, the sum of $600,000;
(iv) for the Period from September 13, 2002 to the Maturity Date, the sum of $868,673.

          McAdam Park-336, Ltd.
          ---------------------

          During November 1995, McAdam Park-336, Ltd. ("McAdam") completed a refinancing of its mortgage debt. The existing debt was refinanced through the issuance of tax-exempt refunding bonds in the amount of $6,500,000 and by increasing the project's second mortgage to $8,185,000 (see Note 11). On May 31, 1996, the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,735,000 resulting in a gain in the amount of $6,108,426 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder (see Note
10).


NOTE 8 -  Due to Selling Partners

          Short-term notes payable in the original amount of $14,171,840 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, plus cash payments of $4,894,910. Payment dates of the noninterest bearing notes were subject to various conditions including break-even and occupancy rental levels. In connection with the refinancing of the mortgage debt of Suncreek, the balance of the note payable to the selling partner amounting to $641,303 was forgiven (see Note 7).

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 9 -  Related Party Transactions

          One of the general partners of the Partnership, Related/Cambridge Associates, has a 1% interest as a special limited partner in each of the subsidiary partnerships.

          Whitney Management Corp., an affiliate of the Related General Partner, is the general partner of one and managing agent of four of the properties.

          Fees incurred to related parties for the years ended March 25, 1997, 1996 and 1995 were as follows:

                                                     Year Ended March 25
                                            ------------------------------------
                                               1997          1996         1995
                                            ----------     --------     --------
Partnership management fees (a)             $  765,000     $ 60,000     $ 60,000
Expense reimbursement (b)                       82,927       77,677       89,368
Property management fees (c)                   804,013      803,312      826,212
Local administrative fee (d)                    10,000       10,000       10,000
                                            ----------     --------     --------

                                            $1,661,940     $950,989     $985,580
                                            ==========     ========     ========


          (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to approximately $1,222,000 and $457,000 were accrued and unpaid as of March 25, 1997 and 1996, respectively.

          (b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performances. Expense reimbursements and asset monitoring fees owed to the General Partner amounting to approximately $458,000 and $373,000 were accrued and unpaid as of March 25, 1997 and 1996, respectively.

          (c) Property management fees paid by subsidiary partnerships amounted to $872,604, $862,480 and $879,563 for the 1996, 1995 and 1994 Fiscal Years,
respectively. Of these fees, $437,151, $433,519 and $323,726, were incurred to affiliates of the subsidiary partnerships. In addition, $582,597, $587,800 and $616,956, were incurred to affiliates of the Related General Partner for the 1996, 1995 and 1994 Fiscal Years, respectively. Of such amounts incurred to affiliates of the Related General Partner, $215,735, $218,007 and $114,470, are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

          (d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 9 -  Related Party Transactions (continued)

          Related and Cambridge Associates, a General Partner of the Partnership, is a special limited partner of each Local Partnership, with a 1% interest in profits, losses and distributions. Distributions aggregating $129 and $0 were made to Related and Cambridge Associates for the 1996 and 1995 Fiscal Years.

          C/R Florida Associates, L.P., a Delaware limited partnership ("C/R Florida"), is the general partner of Players Club and Suntree, with a 1% interest in profits, losses and distributions. The Related General Partner and the Advantaged General Partner are the general partners of C/R Florida.

          During September 1988, the Partnership obtained a $793,867 loan from an affiliate of the Related General Partner. This loan accrues interest at the bank's prime rate plus 1% and is repayable from all available cash sources. These funds, together with $2,545,223 of Partnership funds, were advanced by the Partnership to complete Oaks refinancing and to provide adequate working capital for the local partnership. Approximately $2,750,000 was outstanding at both March 25, 1997and 1996 (see Note 13).

          As of March 25, 1997, an affiliate of the Related General Partner advanced $310,926 to the Partnership, none of which was advanced in the 1996 or 1995 Fiscal Years. These funds were advanced by the Partnership to Sheridan to provide working capital . Such note is noninterest bearing (see Note 13).

          As of March 25, 1997, the Partnership and Whitney Management Corporation, an affiliate of the Local General Partner, and the Partnership had advanced $606,445 to Galveston, none of which was advanced during the 1996 and 1995 Fiscal Years, respectively. These funds were advanced to provide working capital to the subsidiary partnership. Such note is noninterest bearing. Approximately $549,000 was outstanding at both March 25, 1997 and 1996 (see Note
13).

          The Partnership advanced $473,007 to McAdam in connection with the restructuring of their mortgage debt, none of which was advanced during the 1996 and 1995 Fiscal Years. Although these advances were treated as voluntary loans as defined in the subsidiary partnership agreement, by separate agreement with the mortgagee, these advances were noninterest bearing. The loan was subordinate to the mortgage notes and repayment was expected only from resale of the Property or refinancing of the mortgage debt. In 1996, such advances were forgiven as a result of a sale of the property and the related assets and liabilities of McAdam (see Note 11).

          As of March 25, 1997, the Partnership had advanced Apple Creek approximately $853,000, none of which was advanced during the 1996 or 1995 Fiscal Years.

          Due to local general partners and affiliates at March 25, 1997 and 1996 consists of the following:

                                                          December 31,
                                                    -----------------------
                                                       1996         1995
                                                    ----------   ----------
          Operating deficit loans (*)               $1,625,441   $1,625,441
          Long-term note payable (**)                   10,000       25,000
          Management and other operating advances       95,799      109,928
                                                    ----------   ----------

                                                    $1,731,240   $1,760,369
                                                    ==========   ==========

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 9 -  Related Party Transactions (continued)

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


NOTE 10 - Income Taxes

          A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                 Year Ended December 31
                                        ----------------------------------------
                                            1996         1995           1994
                                        -----------   -----------   -----------
Financial statement net income (loss)   $ 6,207,429   $  (548,077)  $(1,448,456)

Difference between depreciation expense
   recorded for financial reporting
   purposes and the accelerated cost
   recovery system utilized for
   income tax purposes                   (1,174,962)   (1,068,098)   (1,260,062)

Gain on sale of property                  2,672,002             0             0

Extraordinary item - forgiveness
   of indebtedness                          (64,000)            0             0

Debt restructuring                         (318,479)     (352,835)            0

Provision for impairment of assets                0     1,116,378             0

Other                                       238,085      (763,090)     (375,334)
                                        -----------   -----------   -----------

Income (loss) as shown on the
   income tax return
   for the calendar year ended          $ 7,560,075   $(1,615,722)  $(3,083,852)
                                        ===========   ===========   ===========

NOTE 11 - Sale of Property

          On May 31, 1996, the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,735,000 resulting in a gain in the amount of $6,108,426 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 12 - Extraordinary Item - Forgiveness of Indebtedness Income

          Extraordinary items-forgiveness of indebtedness consist of the follows:

                                                    Year Ended March 25
                                            ------------------------------------
                                               1996         1995         1994
                                            ----------   ----------   ----------
          McAdam Park-336 Ltd.              $1,320,280   $1,092,796   $        0
          Suncreek                           3,841,303            0            0
          Woodridge                                  0    1,462,450            0
          Westwind II                                0    1,560,716            0
          Harbours                                   0    2,300,269            0
          Triangle/Oaks Limited Partnership          0            0    3,494,274
                                            ----------   ----------   ----------

                                            $5,161,583   $6,416,231   $3,494,274
                                            ==========   ==========   ==========

          McAdam
          ------

          During November 1995, McAdam refinanced its mortgage debt. Accrued and unpaid mortgage interest of $1,346,343 net of unamortized deferred mortgage costs of $253,547 was forgiven and recorded as an extraordinary item (see Note
7).

          On May 31, 1996 the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,685,000. For financing reporting purposes, forgiveness of indebtedness income of $1,320,280 was realized (see
Note 11).

          Suncreek
          --------

          In April 1996, Suncreek completed a refinancing of its mortgage debt resulting in forgiveness of indebtedness income of $3,200,000 which was realized as a result of forgiveness of former mortgage debt. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original purchase price was also forgiven (see Note 7).

          Woodridge
          ---------

          During 1995, Woodridge completed a refinancing of its first mortgage debt which matured on June 1, 1995 (see Note 7). As a result of the refinancing, the previous mortgage including past due interest was discounted and paid and an extraordinary gain of $1,462,450 was realized.

          Westwind II
          -----------

          During 1995 Westwind II incurred an extraordinary gain of $1,560,716 on the early retirement of the debt related to the Multifamily Rental Housing Revenue bonds issued by the authority of the Roanoke Redevelopment and Housing Authority. Westwind II retired the debt at a discount, using the funds obtained from a mortgage issued by FHA. The debt balance at the time of the refinancing was $5,660,000 and the amount paid to retire the debt was $4,040,000 resulting in a discount of $1,620,000. The gain was offset by the write off of the net unamortized deferred mortgage costs of $59,284 related to the bonds.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 12 - Extraordinary Item - Forgiveness of Indebtedness Income (continued)

          Harbours
          --------

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

          Triangle/Oaks Limited Partnership
          ---------------------------------

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

NOTE 13 - Commitments and Contingencies

          a)   Events of Default and Going Concern

               The financial statements for three subsidiary partnerships have been prepared assuming each will continue as a going concern. The circumstances described below as well as matters discussed in Note 2 raise substantial doubt about the Partnership and its consolidated subsidiaries ability to continue as a going concern. The auditors for these three subsidiary partnerships modified their reports on the 1996 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The three subsidiary partnerships are Galveston, Players Club and Suntree.

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

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 13 - Commitments and Contingencies (continued)

          a)   Events of Default and Going Concern (continued)

          Galveston
          ---------

          Galveston has sustained continued operating deficits and has a net partners' deficiency of approximately $5,765,000 at March 25, 1997. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and Galveston was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank then commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996. These factors create an uncertainty about Galvestons' ability to continue as a going concern. Galveston is presently developing a plan to reorganize under Chapter 11 of the United States Bankruptcy Code. The ability of Galveston to continue as a going concern is dependent on acceptance of the plan by Galvestons' bank creditors and the plan's success. The financial statements do not include any adjustments that might be necessary if Galveston is unable to continue as a going concern. As of March 25, 1997 the Partnership had advanced $606,445 of interest-free loans to Galveston of which approximately $549,000 remains unpaid at March 25, 1997. The Partnership's investment in Galveston has been reduced to zero by prior years' losses. The minority interest balance in Galveston was zero at both March 25, 1997 and 1996. Galveston's net loss after minority interest amounted to approximately $109,000 $1,377,000, and $357,000 for the 1996, 1995, and 1994
Fiscal Years, respectively.

          Players Club at Fort Meyers, Ltd. and Suntree at Fort Meyers, Ltd.
          ------------------------------------------------------------------

          Players Club at Fort Meyers, Ltd. ("Players Club") and Suntree at Fort Meyers, Ltd. ("Suntree") have incurred operating losses and cash flow deficits due to low occupancy levels. At March 25, 1997, Players Club and Suntree have partners' deficiencies of approximately $3,286,000 and $2,401,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The Partnership entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). The extension of the forbearance agreements call for minimum debt service payments at the rate of 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997, July 1, 1997 through December 31, 1997, respectively, for Suntree and 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively, for Players Club, at which time the minimum pay rates increased to the original stated rates of 8%. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid from sales/refinancing proceeds. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnerships, which is dependent upon their abilities to meet financing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. In addition, management has taken steps to control the subsidiary partnerships' operating expenses.

          The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $7,000 and $18,000 at March 25, 1997 and 1996, respectively. In the case of Suntree, the minority interest balance was approximately $11,000 and $18,000 at March 25, 1997 and 1996, respectively. Players Club's net loss after minority interest amounted to approximately $559,000, $544,000 and $597,000 for the 1996, 1995 and 1994 Fiscal Years,
respectively. Suntree's net loss after minority interest amounted to approximately $350,000, $307,000 and $401,000 for the 1996, 1995 and 1994 Fiscal
Years, respectively.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 13 - Commitments and Contingencies (continued)


          b)   Uninsured Cash and Cash Equivalents

               The Partnership maintains cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 1997, uninsured cash and cash equivalents approximated $300,000.

          c)   Other

               The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 27% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expire.

               Each subsidiary partnership with restricted assets had liabilities in excess of assets at December 31, 1996.

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

Advantaged Housing Associates Inc.
----------------------------------

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

          The directors and executive officers of the Advantaged General Partner are as follows:

          PAUL L. ABBOTT, 51, is President of the Advantaged General Partner and the Managing Director of Lehman Brothers. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

          DONALD E. PETROW, 40, is a Vice President of the Advantaged General Partner and First Vice President of Lehman Brothers. From March 1989, he has been responsible for the investment management and restructuring of mortgage and equity investments secured by multi-family apartments and government assisted housing. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to commercial real estate direct investments. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. degree in accounting from Saint Peters College and an M.B.A. in finance from Pace University.

Related Advantaged Residential Associates Inc.
----------------------------------------------

          Related Advantaged Residential Associates Inc. was incorporated in Delaware on January 25, 1985. The directors and executive officers of the Related General Partner are as follows:

          STEPHEN M. ROSS, 57, is a Director of the Related General Partner. Mr. Ross is also president, director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a bachelor of science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a master of laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

          J. MICHAEL FRIED, 53, is President and a Director of the Related General Partner. Mr. Fried is president, a director and a principal shareholder of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a master of science degree in psychology; and from Michigan State University with a bachelor of arts degree in history.

          D. GARRY MUNSON, 52, was an Executive Vice President of the Related General Partner prior to resigning on January 2, 1992. Mr. Munson graduated from Cornell University with a bachelor of science degree in industrial and labor relations and from the University of Pennsylvania Wharton School of Finance with a Masters in business administration. Mr. Munson founded in 1977, and is currently President and part owner of, Whitney Management Company, and Munson and Company. Whitney Management Company manages residential real estate projects. Munson and Company provides consulting services to the residential real estate industry. Mr. Munson joined Capital in September 1985 as head of the Acquisition Department.

          ALAN P. HIRMES, 42, is a Senior Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a bachelor of arts degree.

          STUART J. BOESKY, 41, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980, was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a bachelor of arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a master of laws degree in taxation from Boston University School of Law.

          RICHARD A. PALERMO, 37, is Treasurer of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

          LYNN A. McMAHON, 41, is Secretary of the Related General Partner. Since 1983, she has served as assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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

          At March 25, 1997, security ownership by the General Partners and their affiliates is as listed:

                                                                Percentage of
                            Name of                          Outstanding General
Title of Class        Beneficial Ownership          Amount     Partner Interest
--------------        --------------------          ------   -------------------

General Partnership   Advantaged Housing
Interest in the       Associates Inc.                $10            13.2%
Partnership
                      Related Advantaged               6            19.8%
                      Residential
                      Associates Inc.

                      Related and Cambridge
                      Associates Limited Partnership   4            67.0%
                                                                   -----

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

          Related and Cambridge Associates is a special limited partner of each Local Partnership, with a 1% interest in profits, losses and distributions from such Local Partnerships. As discussed in Item 1, Related and Cambridge Associates has been admitted to the Local Partnerships for the purpose of monitoring the Local Partnerships and exercising certain rights under the Local Partnership Agreements on behalf of the Partnership. Related and Cambridge Associates, an affiliate of the Related General Partner, is also the general partner of four of the properties.

          The Related General Partner and the Cambridge General Partner are the general partners of C/R Florida, which is the Local General Partner of Players Club and Suntree. The Cambridge General Partner and certain officers, directors and shareholders of the Related General Partner are the limited partners of C/R Florida.

          Related Management Corporation of Florida, an affiliate of the Related General Partner, provides property management services to three Local Partnerships, for which it was paid its usual and customary management fees, aggregating approximately $308,000, $309,000 and $299,000 during the 1996, 1995 and 1994 Fiscal Years, respectively.

          Whitney Management Corp., an affiliate of the Related General Partner, is the general partner of one and the managing agent of four of the properties. Property management fees earned by Whitney Management Corp. were approximately $275,000, $278,000 and $268,000 for the 1996, 1995 and 1994 Fiscal Years,
respectively.

          During the 1994 Fiscal Year Related Management Corp., an affiliate of the Related General Partner, provided property management services to one of the Local Partnerships, for which it was paid its usual and customary management fees, totaling approximately $50,000.

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                     17

          Consolidated Balance Sheets at March 25, 1997 and 1996           48

          Consolidated Statements of Operations for the Years Ended
           March 25, 1997, 1996 and 1995                                   49

          Consolidated Statements of Changes in Partners' Deficit
           for the Years Ended March 25, 1997, 1996 and 1995               50

          Consolidated Statements of Cash Flows for the Years Ended
           March 25, 1997, 1996, and 1995                                  51

          Notes to Consolidated Financial Statements                       54

          The financial statements of the Local Partnerships are not included separately herein

(a) 2.    Financial Statements Schedules

          Independent Auditors' Report on Financial Statement Schedules    77

          Schedule III - Real Estate and Accumulated Depreciation          78

          All other schedules have been omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.    Exhibits

          (3A)   Form of Amended and Restated Agreement and
                 Certificate of Limited Partnership of the Registrant**

          (3B) Amended Certificate of Limited Partnership of the Registrant, as filed with the Secretary of State of the State of Delaware**

          (10A)  Form of Escrow Agreement**

          (22)   Subsidiaries of the Registrant                            79

          (27)   Financial Data Schedule (filed herewith)                  80

          ** Incorporated by reference to exhibits filed with Amendment No. 1 to Cambridge Advantaged
                 Properties II L.P.'s Registration Statement
                 Form S-11 Registration File No. 2-98773.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter

                                   SIGNATURES
                                   ----------

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


             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
                                  (Registrant)



                                         By: RELATED ADVANTAGED RESIDENTIAL
                                             ASSOCIATES INC.,
                                             a General Partner

Dated:   June 20, 1997

                                         By: /s/ J. Michael Fried
                                             --------------------------
                                             J. Michael Fried,
                                             President and Director


                                         By: ADVANTAGED HOUSING ASSOCIATES, INC.
                                             a General Partner

Dated:   June 20, 1997

                                         By: /s/ Paul L. Abbott
                                             --------------------------
                                             Paul L. Abbott,
                                             President

          Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


       Signature                        Title                          Date
----------------------    -------------------------------------    -------------

                          President and Chief Executive Officer
/s/ J. Michael Fried      (Principal executive officer) and
----------------------    Director of Related Advantaged
J. Michael Fried          Residential Associates, Inc.             June 20, 1997


                          Vice President
/s/ Alan P. Hirmes        (principal financial officer)
----------------------    of Related Advantaged Residential
Alan P. Hirmes            Associates, Inc.                         June 20, 1997


                          Treasurer
/s/ Richard A. Palermo    (principal accounting officer)
----------------------    of Related Advantaged Residential
Richard A. Palermo        Associates, Inc.                         June 20, 1997


/s/ Stephen M. Ross
----------------------    Director of Related Advantaged
Stephen M. Ross           Residential Associates, Inc.             June 20, 1997


                          Chairman of the Board, President,
                          Chief Executive Officer
/s/ Paul L. Abbott        (principal executive officer)
----------------------    and Director of Advantaged Housing
Paul L. Abbott            Associates, Inc.                         June 20, 1997

                     [TRIEN, ROSENBERG, ROSENBERG, WEINBERG,
                        CIULLO & FAZZARI, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries


          In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated June 23, 1997 on page 17, which is based in part on the reports of other auditors, we have also audited supporting Schedule III at March 25, 1997. In our opinion, and based on the reports of other auditors, (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), this consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

          The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity will continue as a going concern. As discussed in Notes 2 and 13, the auditors of three (Fiscal 1996) subsidiary partnerships have modified their reports due to the uncertainties of the subsidiary partnerships' abilities to continue as going concerns. These subsidiary partnerships' losses before extraordinary item aggregated $1,036,448, $2,245,833 and $1,375,088 for the 1996, 1995 and 1994 Fiscal Years,
respectively, and their assets constituted 22% and 20% of the Partnership's assets at March 25, 1997 and 1996, respectively. These matters raise substantial doubt about Cambridge Advantaged Properties II Limited Partnership and Subsidiaries ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN, ROSENBERG, ROSENBERG, WEINBERG,
CIULLO & FAZZARI, LLP


New York, New York
June 23, 1997

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 1997


                                                               Initial Cost to Partnership     Cost Capitalized
                                                               ---------------------------       Subsequent to
                                                                             Buildings and       Acquisition:
Subsidiary Partnership's Residential Property   Encumbrances      Land       Improvements        Improvements
---------------------------------------------   -----------   ------------   ------------        ------------
(2) Triangle/Oaks Limited Partnership           $19,370,000   $ 1,412,511    $ 17,812,831        $  4,898,346
(4) Sheridan Square Associates of Lawton          8,853,060     1,093,520       8,228,192             459,426
(5) Apple Creek Associates of Denton, Ltd         7,851,324       398,000       8,517,595            (406,708)
(5) Galveston-Stewart's Landing, Ltd (a)          6,540,089     1,112,405       6,462,225          (1,069,129)
(2) Players Club at Fort Myers, Ltd               9,700,000     3,204,124      10,013,904          (2,178,666)
(2) Suntree at Fort Myers, Ltd                    7,500,000     2,098,029       8,748,887          (2,185,943)
(3) Woodridge, Ltd                                8,185,000     1,368,929       7,072,779             496,426
(6) The Harbours Associates                      13,456,997     1,449,985      15,323,441            (255,982)
(6) Westwind II Associates                        4,503,519       322,817       4,919,687             750,207
(3) Brookwood Apartments L.P.                     5,580,691       368,827       6,803,294              59,463
(1) Suncreek-268, Ltd                             6,800,000             0(b)    9,170,112           4,419,917
(1) McAdam Park-336, Ltd (f)                              0             0(e)   11,027,615         (11,027,615)
                                                -----------   -----------    ------------        ------------
                                                $98,340,680   $12,829,147    $114,100,562        $ (6,040,258)
                                                ===========   ===========    ============        ============

[RESTUBBED TABLE]

                                                Gross Amount at which Carried At Close of Period
                                                 ------------------------------------------------
                                                                   Buildings and                  Accumulated
Subsidiary Partnership's Residential Property       Land           Improvements       Total       Depreciation
---------------------------------------------    ------------      -------------    -----------   ------------
(2) Triangle/Oaks Limited Partnership            $  1,882,423       $ 22,241,265   $ 24,123,688   $  8,042,285
(4) Sheridan Square Associates of Lawton            1,093,520          8,687,618      9,781,138      3,518,885
(5) Apple Creek Associates of Denton, Ltd             398,000          8,110,887      8,508,887      3,436,479
(5) Galveston-Stewart's Landing, Ltd (a)              875,351          5,630,150      6,505,501      2,588,805
(2) Players Club at Fort Myers, Ltd                 2,668,486          8,370,876     11,039,362      3,304,875
(2) Suntree at Fort Myers, Ltd                      1,667,738          6,993,235      8,660,973      2,777,214
(3) Woodridge, Ltd                                  1,232,864          7,705,270      8,938,134      3,186,559
(6) The Harbours Associates                         1,449,985         15,067,459     16,517,444      6,122,408
(6) Westwind II Associates                            322,817          5,669,894      5,992,711      2,340,452
(3) Brookwood Apartments L.P.                         368,826          6,862,758      7,231,584      2,708,329
(1) Suncreek-268, Ltd                               2,000,000(b)      11,590,029     13,590,029      5,098,266
(1) McAdam Park-336, Ltd (f)                                0(e)               0              0              0
                                                 ------------       ------------   ------------   ------------
                                                 $ 13,960,010       $106,929,441   $120,889,451   $ 43,124,557
                                                 ============       ============   ============   ============

[RESTUBBED TABLE]
                                                                             Life on which
                                                                            Depreciation in
                                                                             Latest Income
                                                  Year of                     Statement is
Subsidiary Partnership's Residential Property  Construction     Acquired     Computed(c)(d)
---------------------------------------------  ------------   -----------   ---------------
(2) Triangle/Oaks Limited Partnership              (c)              9/85         40 Years
(4) Sheridan Square Associates of Lawton           (c)             10/85         30 Years
(5) Apple Creek Associates of Denton, Ltd          (c)             10/85         30 Years
(5) Galveston-Stewart's Landing, Ltd (a)           (c)             10/85      15-30 Years
(2) Players Club at Fort Myers, Ltd                (c)             10/85         30 Years
(2) Suntree at Fort Myers, Ltd                     (c)             10/85         30 Years
(3) Woodridge, Ltd                                 (c)             10/85         30 Years
(6) The Harbours Associates                        (c)             11/85         30 Years
(6) Westwind II Associates                         (c)             12/85         30 Years
(3) Brookwood Apartments L.P.                      (c)             12/85         30 Years
(1) Suncreek-268, Ltd                              (c)             12/85       27.5 Years
(1) McAdam Park-336, Ltd (f)                       (c)             12/85       27.5 Years

[END RESTUBBED TABLE]

(a) Included in Gross Amount of Land and Buildings and Improvements at Close of Period is a provision for impairment of assets in the amount of $237,054 and $879,324, respectively. The total provision in the amount of $1,116,378 is also included in Costs Capitalized Subsequent to Acquisition. See Note 4 in
    Item 8, Financial Statements and Supplementary Data.
(b) Property was subject to a 99 year land lease expiring 2084. In connection with Suncreek's refinancing in April 1996, Suncreek amended the terms of its partnership agreement with the general partner to reflect the elimination of the land lease together with all accrued and unpaid land lease payments and the general partner's contribution to Suncreek of the underlying land. The land was recorded at $2,000,000 which represents the estimation by Suncreek's management of its fair market value as of the contribution date (see Note 7 to financial statements in Item 8).
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily by the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(d) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.
(e) Land was leased from the former general partner. During December 1991, the bankruptcy court approved the termination of said lease and transfer of title of the property to McAdam Park-336.
(f) On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 were sold to Fannie Mae. (See Note 11 in Item 8. Financial Statements and Supplemental Data).

Geographic Locations:  (1) California, (2) Florida, (3) Kansas, (4) Oklahoma,
--------------------   (5) Texas, (6) Virginia.

                                                  Cost of Property and Equipment                   Accumulated Depreciation
                                           --------------------------------------------    -----------------------------------------
                                                                               Year Ended March 25,
                                           -----------------------------------------------------------------------------------------
                                               1997            1996            1995           1997           1996           1995
                                           ------------    ------------    ------------    -----------    -----------    -----------
Balance at beginning of period             $134,148,347    $135,195,606    $135,135,979    $45,740,159    $41,816,329    $37,873,311
Additions during period:
  Improvements                                2,436,268          69,119         130,252
  Depreciation expense                                                                       3,557,303      3,923,830      3,961,144
Reductions during period:
  Dispositions                               15,695,164               0          70,625      6,172,905              0         18,126
  Provision for impairment                            0       1,116,378               0              0              0              0
                                           ------------    ------------    ------------    -----------    -----------    -----------

Balance at end of period                   $120,889,451    $134,148,347    $135,195,606    $43,124,557    $45,740,159    $41,816,329
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


Subsidiaries of Registrant                                 State of Organization
--------------------------                                 ---------------------

Triangle/Oaks Limited Partnership                                   MA
Sheridan Square Associates of Lawton                                OK
Apple Creek Associates of Denton, Ltd                               TX
Galveston-Stewart's Landing, Ltd                                    TX
Woodridge, Ltd                                                      CA
Players Club at Fort Myers, Ltd                                     CA
Suntree at Fort Myers, Ltd                                          CA
The Harbours Associates                                             VA
Brookwood Apartments L.P.                                           KS
Westwind II Associates                                              VA
Suncreek-268, Ltd                                                   OR