Form 10-Q
period 1997-06-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1997-08-11
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
----      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 1997


                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
----      OF THE SECURITIES EXCHANGE ACT OF 1934



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
                                   (Unaudited)

                                               =============      =============
                                                  June 25,          March 25,
                                                    1997              1997
                                               -------------      -------------
ASSETS

Property and equipment - net of
   accumulated depreciation of
   $43,945,448 and $43,124,557,
   respectively                                $  76,944,003      $  77,764,894
Cash and cash equivalents                          1,303,486          1,225,369
Cash - restricted for tenants'
   security deposits                                 582,707            572,624
Mortgage escrow deposits                           1,972,144          1,895,569
Deferred costs, net of accumulated
   amortization of $892,704 and
   $841,465, respectively                          2,270,337          2,330,143
Prepaid expenses and other assets                    494,282            424,003
                                               -------------      -------------
   Total assets                                $  83,566,959      $  84,212,602
                                               =============      =============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable                      $  98,147,831      $  98,340,680
   Accounts payable, accrued
    expenses and other liabilities                 7,930,247          7,573,750
   Tenants' security deposits payable                582,707            572,624
   Due to general partners of
    subsidiaries and their affiliates              1,587,599          1,731,240
   Due to general partners and
    affiliates (Note 2)                            4,261,336          4,103,650
                                               -------------      -------------
   Total liabilities                             112,509,720        112,321,944
                                               -------------      -------------

Minority interest                                  5,041,457          5,111,554
                                               -------------      -------------

Commitments and contingencies
   (Note 4)
Partners' deficit:
   Limited partners                              (33,326,829)       (32,571,140)
   General partners                                 (657,389)          (649,756)
                                               -------------      -------------
   Total partners' deficit                       (33,984,218)       (33,220,896)
                                               -------------      -------------
   Total liabilities and partners'
    deficit                                    $  83,566,959      $  84,212,602
                                               =============      =============

           See Accompanying Notes to Consolidated Financial Statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  =============================
                                                      Three Months Ended
                                                            June 25,
                                                  -----------------------------
                                                     1997              1996*
                                                  -----------------------------
Revenues
   Rentals, net                                   $ 4,269,647       $ 4,403,430
   Other                                              189,190           332,214
                                                  -----------       -----------
   Total revenues                                   4,458,837         4,735,644
                                                  -----------       -----------
Expenses
   Administrative and
    management                                        740,565           877,913
   Administrative and management-
    related parties (Note 2)                          423,369           232,652
   Operating                                          354,005           358,807
   Repairs and maintenance                            524,837           895,970
   Taxes and insurance                                505,843           563,500
   Interest                                         1,867,562         2,298,911
   Depreciation and amortization                      872,130         1,014,864
                                                  -----------       -----------
   Total expenses                                   5,288,311         6,242,617
                                                  -----------       -----------
Loss before minority interest
   and extraordinary item                            (829,474)       (1,506,973)
Minority interest in loss of
   subsidiaries                                        11,152            12,843
                                                  -----------       -----------
Loss before extraordinary item                       (818,322)       (1,494,130)
Extraordinary item- forgiveness
   of indebtedness income (Note 3)                     55,000                 0
                                                  -----------       -----------
Net loss                                          $  (763,322)      $(1,494,130)
                                                  ===========       ===========




*    Reclassified for comparative purposes

     See Accompanying Notes to Consolidated Financial Statements

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)



                             ==================================================
                                                   Limited             General
                                  Total            Partners            Partners
                             --------------------------------------------------
Balance-
 March 26, 1997              $(33,220,896)      $(32,571,140)      $   (649,756)

Net income-three
 months ended
 June 25, 1997                   (763,322)          (755,689)            (7,633)
                                 --------           --------             ------
Balance-
 June 25, 1997               $(33,984,218)      $(33,326,829)      $   (657,389)
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

                                                   ============================
                                                         Three Months Ended
                                                              June 25,
                                                   ----------------------------
                                                        1997             1996
                                                   ----------------------------
Cash flows from operating activities:
Net loss                                           $  (763,322)     $(1,494,130)
                                                   -----------      -----------

Adjustments to reconcile net loss to
   net cash provided by
   operating activities:

   Extraordinary item-forgiveness of
    indebtedness (Note 3)                              (55,000)               0
   Depreciation and amortization                       872,130        1,014,864
   Minority interest in loss of
    subsidiaries                                       (11,152)         (12,843)
   Increase in cash-restricted
    for tenants' security deposits                     (10,083)         (10,466)
   Increase in mortgage
    escrow deposits                                    (76,575)        (834,646)
   (Increase) decrease in prepaid
    expenses and other assets                          (70,279)          93,681
   Increase in accounts payable,
    accrued expenses and other
    liabilities                                        356,497        1,442,006
   Increase in tenants'
    security deposits payable                           10,083           16,801
   Increase in due to general
    partners of subsidiaries and their
    affiliates                                               0            4,146
   Decrease in due to general partners
    of subsidiaries and their affiliates              (143,641)               0
   Increase in due to general partners
    and affiliates                                     212,686           38,984
                                                   -----------      -----------
   Total adjustments                                 1,084,666        1,752,527
                                                   -----------      -----------
   Net cash provided by operating
    activities                                         321,344          258,397
                                                   -----------      -----------


     See Accompanying Notes to Consolidated Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)


                                                   ============================
                                                          Three Months Ended
                                                               June 25,
                                                         1997            1996
                                                   ----------------------------
Net cash from operating activites
   brought forward                                     321,344          258,397
                                                   -----------      -----------
Cash flows from financing activities:

   Principal payments of mortgage
    notes payable                                     (192,849)        (164,965)
   Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority interest                  (58,945)               0
   Decrease (increase) in deferred
    costs                                                8,567          (91,748)
                                                   -----------      -----------
   Net cash used in financing
    activities                                        (243,227)        (256,713)
                                                   -----------      -----------
Net increase in cash and
   cash equivalents                                     78,117            1,684

Cash and cash equivalents-
   beginning of period                               1,225,369        1,022,522
                                                   -----------      -----------
Cash and cash equivalents-
   end of period                                   $ 1,303,486      $ 1,024,206
                                                   ===========      ===========

Supplemental disclosure of noncash
   financing activities:

Forgiveness of Indebtedness (Note 3):

   Decrease in due to general
    partners and affiliates                            (55,000)               0




           See Accompanying Notes to Consolidated Financial Statements

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 25, 1997 and 1996 include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and eleven and twelve subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

The Partnership's fiscal quarter ends June 25. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 25.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $200 and $16,100 for the three months ended June 25, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1997. In the opinion of the general partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 1997 and the results of operations and cash flows for the three months ended June 25, 1997 and 1996, respectively. However, the operating

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)


Note 1 - General (continued)

results for the three months ended June 25, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1997 Annual Report on Form 10-K.

As of June 25, 1997, several subsidiary partnerships are experiencing financial difficulties. There is substantial doubt about the ability of the Partnership and some of the subsidiary partnerships to continue as going concerns. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the subsidiary partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 4 and the Partnership's March 25, 1997 Annual Report on Form 10-K for management's intentions.

Note 2 - Related Party Transactions

One of the general partners of the Partnership, Related and Cambridge Associates Limited Partnership ("Related and Cambridge Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., an affiliate of the Related General Partner, is the general partner of one and managing agent of four properties.

Pursuant to a Completion Guarantee, which was eliminated in connection with the refinancing of the mortgage debt of Suncreek on April 15, 1996, the local general partner of Suncreek funded operating deficits in the amounts of approximately $0 and $76,000 for the three months ended June 25, 1997 and 1996, respectively.

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)


Note 2 - Related Party Transaction (continued)

The costs incurred to related parties for the three months ended June 25, 1997 and 1996 were as follows:

                                                         Three Months Ended
                                                               June 25,
                                                     ---------------------------
                                                       1997               1996
                                                     ---------------------------
Partnership
 management
 fees (a)                                            $191,250           $ 15,000
Expense reimburse-
 ment (b)                                              31,036             19,379
Property manage-
 ment fees (c)                                        198,083            195,273
Local adminis-
 trative fee (d)                                        3,000              3,000
                                                     --------           --------
                                                     $423,369           $232,652
                                                     ========           ========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to approximately $1,414,000 and $1,222,000 were accrued and unpaid as of June 25, 1997 and March 25, 1997, respectively.

(b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $489,000 and $458,000 were accrued and unpaid as of June 25, 1997 and March 25, 1997, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $209,797 and $214,960 for the three months ended June 25, 1997 and 1996, respectively. Of these fees $106,399 and

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)


Note 2 - Related Party Transaction (continued)

$107,315 were incurred to affiliates of the subsidiary partnerships. In addition, $140,261 and $141,383 were incurred to affiliates of the Related General Partner for the three months ended June 25, 1997 and 1996. Of such amounts incurred to affiliates of the Related General Partner, $48,577 and $53,425 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Extraordinary Item

On May 2, 1997, amounts due to the Related General Partner totaling $55,000 were forgiven resulting in forgiveness of indebtedness income.

Note 4 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1997.

Galveston-Stewart's Landing, Ltd.

Galveston-Stewart's Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,774,000 at June 25, 1997. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and Galveston was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank then commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Currently, there is a contract of sale of the property as part of a settlement plan awaiting confirmation by the Court. As of June 25, 1997 the Partnership had advanced $606,445 of interest-free loans to Galveston of which approximately $549,000 remains unpaid at June 25, 1997. The Partnership's investment in Galveston has been reduced to zero by prior years' losses. The minority interest balance was zero at both June 25, 1997 and March 25, 1997. Galveston's net loss after minority interest amounted to

                       CAMBRIDGE ADVANTAGED PROPERTIES II
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)



Note 4 - Commitments and Contingencies (continued)

approximately $9,000 and $67,000 for the three months ended June 25, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the three months ended June 25, 1997 and 1996 such distributions amounted to approximately $150,000 and $0, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances totaling approximately $1,996,000 and $2,067,000 at June 25, 1997 and March 25, 1997, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,903,000 and $1,680,000 were accrued and unpaid as of June 25, 1997 and March 25, 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

During the three months ended June 25, 1997, cash and cash equivalents of the Partnership and its eleven consolidated Local Partnerships increased approximately $78,000. This increase was primarily attributable to cash flow provided by operating activities ($321,000) which exceeded a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($59,000) and principal payments of mortgage notes payable ($193,000). Cash flow provided by operating activities included timing differences relating to payment of certain expenses of the Local Partnerships including cash flow interest which is included in accounts payable and accrued expenses at March 31, 1997. Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is forgiveness of indebtedness income ($55,000) and depreciation and amortization ($872,000).

For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the Financial Statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

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

Results of Operations

Excluding McAdam, which sold its property on May 31, 1996, administrative and management-related parties and forgiveness of indebtedness income, the results of operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three months ended June 25, 1997 and 1996. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 3% for the three months ended June 25, 1997 as compared to the corresponding period in 1996. Excluding McAdam, rental income increased approximately 2% for the three months ended June 25, 1997, as compared to the corresponding period in 1996 primarily due to rental rate increases.

Other income decreased approximately $143,000 for the three months ended June 25, 1997 as compared to the corresponding period in 1996. Excluding McAdam, such income decreased approximately $99,000 primarily due to a decrease in income from the funding of the Breakeven Guarantee by the Local General Partner of Suncreek which was eliminated in connection with the refinancing of the mortgage debt of Suncreek on April 15, 1996.

Total expenses excluding administrative and management-related parties, operating and repairs and maintenance expenses remained fairly consistent with a decrease of approximately 3% for the three months ended June 25, 1997 as compared to 1996.

Administrative and management-related parties increased approximately $191,000 for the three months ended June 25, 1997 as compared to the corresponding period in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

Operating expenses decreased approximately $5,000 for the three months ended June 25, 1997 as compared to the corresponding period in 1996. Excluding McAdam, such expenses increased approximately $35,000 primarily due to a credit in 1996 resulting from billing errors relating to utilities which partially offset the expense at Triangle/Oaks as well as small increases in utilities at Apple Creek and Sheridan Square.

Repairs and maintenance expenses decreased approximately $371,000 for the three months ended June 25, 1997 as compared to the corresponding period in 1996. Excluding McAdam, such expenses decreased approximately $67,000 primarily due to the installation of an irrigation system and the correction of an erosion problem caused by poor drainage at Woodridge, Ltd. in 1996.

Administrative and management expenses, taxes and insurance, and depreciation and amortization expense decreased approximately $137,000, $58,000, and $143,000, respectively, for the three months ended June 25, 1997 as compared to the corresponding period in 1996 primarily due to the sale of the property owned by McAdam. Excluding McAdam, such expenses remained fairly consistent with an increase of approximately 3%, a decrease of approximately 3%, and an increase of approximately 1%, respectively. Interest expense decreased approximately
$431,000 for the three months ended June 25, 1997 as compared to the corresponding period in 1996. Excluding McAdam as well as Suncreek, which refinanced its mortgage debt on April 15, 1996, such expense remained fairly consistent with a decrease of approximately 5%.

Forgiveness of indebtedness income in the amount of $55,000, relating to forgiveness of amounts due to the Related General Partner on May 2, 1997, was recorded for the three months ended June 25, 1997.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Galveston-Stewart's Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,774,000 at June 25, 1997. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and Galveston was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank then commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Currently, there is a contract of sale of the property as part of a settlement plan awaiting confirmation by the Court.

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

Date: August 8, 1997

                                   By:  /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        Vice President
                                        (principal financial officer)

Date: August 8, 1997

                                   By:  /s/ Richard A. Palermo
                                        ----------------------
                                        Richard A. Palermo,
                                        Treasurer
                                        (principal accounting officer)


                              By:  ADVANTAGED HOUSING ASSOCIATES,
                                   INC., a General Partner

Date: August 8, 1997

                                   By:  /s/ Paul L. Abbott
                                        ------------------
                                        Paul L. Abbott,
                                        President