Form 10-Q
period 1997-09-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1997-11-13
CIK 771996

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 1997

                                       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14941

                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  Delaware                             13-3330195
       -------------------------------            -------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)


   625 Madison Avenue, New York, New York                10022
  ---------------------------------------              ----------
  (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area code (212)421-5333

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____
                                              ---

                                     PART I

Item 1.  Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               September 25,     March 25,
                                                   1997             1997
                                               -------------     ----------
ASSETS
Property and equipment - net of
  accumulated depreciation of
  $44,766,207 and $43,124,557,
  respectively                                 $76,124,385     $77,764,894
Cash and cash equivalents                        1,194,536       1,225,369
Cash - restricted for tenants'
  security deposits                                604,701         572,624
Mortgage escrow deposits                         1,941,169       1,895,569
Deferred costs, net of accumulated
  amortization of $943,944 and
  $841,465, respectively                         2,219,097       2,330,143
Prepaid expenses and other assets                  498,741         424,003
                                               -----------     -----------
  Total assets                                 $82,582,629     $84,212,602
                                               ===========     ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
  Mortgage notes payable                       $97,946,234     $98,340,680
  Accounts payable, accrued
   expenses and other liabilities                8,188,836       7,573,750
  Tenants' security deposits payable               604,701         572,624
  Due to general partners of
   subsidiaries and their affiliates             1,579,259       1,731,240
  Due to general partners and
   affiliates                                    4,404,669       4,103,650
                                               -----------     -----------
  Total liabilities                            112,723,699     112,321,944
                                               -----------     -----------

Minority interest                                4,954,123       5,111,554
                                               -----------     -----------

Commitments and contingencies
  (Note 6)
Partners' deficit:
  Limited partners                             (34,426,694)    (32,571,140)
  General partners                                (668,499)       (649,756)
                                               -----------     -----------
  Total partners' deficit                      (35,095,193)    (33,220,896)
                                               -----------     -----------
  Total liabilities and partners'
   deficit                                     $82,582,629     $84,212,602
                                               ===========     ===========

           See Accompanying Notes to Consolidated Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                             Three Months Ended            Six Months Ended
                                 September 25,               September 25,
                          ------------------------    ------------------------
                             1997          1996*         1997          1996*
                          ------------------------    ------------------------
Revenues
  Rentals, net            $4,197,182    $4,331,849    $8,466,829    $8,735,279
  Other                      189,257       325,916       378,447       658,130
  Gain on sale of
   property (Note 4)               0     5,457,073             0     5,457,073
                         -----------    ----------   -----------    -----------
  Total revenues           4,386,439    10,114,838     8,845,276    14,850,482
                         -----------    ----------   -----------    -----------
Expenses
  Administrative
   and management            792,302       913,921     1,532,867     1,791,834
  Administrative
   and management-
   related parties
   (Note 2)                  408,964       235,555       832,333       468,207
  Operating                  342,808       329,609       696,813       688,416
  Repairs and
   maintenance               610,481       965,348     1,135,318     1,861,318
  Taxes and
   insurance                 527,854       491,991     1,033,697     1,055,491
  Interest                 1,959,502     2,074,127     3,827,064     4,373,038
  Depreciation and
   amortization              871,999       947,200     1,744,129     1,962,064
                         -----------    ----------   -----------    -----------
  Total expenses           5,513,910     5,957,751    10,802,221    12,200,368
                         -----------    ----------   -----------    -----------
Income (loss)
  before minority
  interest and
  extraordinary item      (1,127,471)    4,157,087    (1,956,945)    2,650,114
Minority interest
  in (income) loss
  of subsidiaries             16,496       (48,855)       27,648       (36,012)
                         -----------    ----------   -----------    -----------
Income (loss) before
  extraordinary
  item                    (1,110,975)    4,108,232    (1,929,297)    2,614,102
Extraordinary
  item-forgiveness
  of indebtedness
  income (Note 5)                  0     5,161,583        55,000     5,161,583
                         -----------    ----------   -----------    -----------
Net income (loss)        $(1,110,975)   $9,269,815   $(1,874,297)   $7,775,685
                         ===========    ==========   ===========    ==========

*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                                          Limited          General
                           Total          Partners         Partners
                       -------------    -------------     ----------
Balance-
 March 26, 1997        $(33,220,896)    $(32,571,140)     $(649,756)

Net loss - six
 months ended
 September 25, 1997      (1,874,297)      (1,855,554)       (18,743)
                       ------------     ------------      ---------
Balance-
 September 25, 1997    $(35,095,193)    $(34,426,694)     $(668,499)
                       ============     ============      =========

           See Accompanying Notes to Consolidated Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                  Six Months Ended
                                                    September 25,
                                           -------------------------------
                                               1997                1996
                                           -------------------------------
Cash flows from operating activities:

Net income (loss)                          $(1,874,297)         $7,775,685
                                           -----------          ----------
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:

  Gain on sale of property (Note 4)                  0          (5,457,073)
  Extraordinary item-forgiveness of
   indebtedness (Note 5)                       (55,000)         (5,161,583)
  Depreciation and amortization              1,744,129           1,962,064
  Minority interest in income (loss) of
   subsidiaries                                (27,648)             36,012
  Increase in cash-restricted
   for tenants' security deposits              (32,077)            (44,625)
  Increase in mortgage
   escrow deposits                             (45,600)           (789,987)
  (Increase) decrease in prepaid
   expenses and other assets                   (74,738)             39,682
  Increase in accounts payable,
   accrued expenses and other
   liabilities                                 615,086           2,000,084
  Increase in tenants'
   security deposits payable                    32,077              50,960
  Increase in due to general
   partners of subsidiaries and their
   affiliates                                        0              47,622
  Decrease in due to general partners
   of subsidiaries and their affiliates       (151,981)            (24,901)
  Increase in due to general partners
   and affiliates                              356,019              71,877
                                           -----------          ----------
  Total adjustments                          2,360,267          (7,269,868)
                                           -----------          ----------
  Net cash provided by operating
   activities                                  485,970             505,817
                                           -----------          ----------

           See Accompanying Notes to Consolidated Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                      Six Months Ended
                                                        September 25,
                                               ----------------------------
                                                  1997               1996
                                               ----------------------------
Net cash from operating activities
  brought forward                                 485,970           505,817
                                               ----------        ----------
Cash flows from investing activities:

Improvements to property and equipment             (1,141)                0
Proceeds from sale of property                          0        14,685,000
                                               ----------        ----------
Net cash (used in) provided by
   investing activities                            (1,141)       14,685,000
                                               ----------        ----------
Cash flows from financing activities:

  Proceeds from mortgage
   note payable                                         0         6,800,000
  Principal payments of mortgage
   notes payable                                 (394,446)      (21,829,856)
  (Decrease) increase in capitalization
   of consolidated subsidiaries
   attributable to minority interest             (129,783)          559,864
  Decrease (increase) in deferred
   costs                                            8,567          (541,384)
                                               ----------        ----------
  Net cash used in financing
   activities                                    (515,662)      (15,011,376)
                                               ----------        ----------
Net (decrease) increase in cash and
  cash equivalents                                (30,833)          179,441

Cash and cash equivalents-
  beginning of period                           1,225,369         1,022,522
                                               ----------        ----------
Cash and cash equivalents-
  end of period                                $1,194,536        $1,201,963
                                               ==========        ==========

           See Accompanying Notes to Consolidated Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                     Six Months Ended
                                                      September 25,
                                                -------------------------
                                                  1997            1996
                                                -------------------------
Supplemental disclosure of noncash
  investing and financing activities:

Forgiveness of indebtedness (Note 5):

  Decrease in due to general
   partners and affiliates                      (55,000)               0
  Decrease in mortgage notes
   payable                                            0       (3,200,000)
  Decrease in accounts payable,
   accrued expenses
   and other liabilities                              0       (1,320,280)
  Decrease in due to selling partners                 0         (641,303)

Summarized below are the components
  of the gain on sale of property:

   Decrease in property and
    equipment, net of
    accumulated depreciation                          0        9,193,658
   Decrease in cash-restricted
    for tenants' security deposits                    0           64,862
   Decrease in mortgage
    escrow deposits                                   0          410,165
   Decrease in prepaid expenses
    and other assets                                  0           18,646
   Decrease in accounts payable,
    accrued expenses
    and other liabilities                             0         (394,542)
   Decrease in tenants' security
    deposits payable                                  0          (64,862)

           See Accompanying Notes to Consolidated Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 25, 1997 and 1996 include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and eleven (one of which only has activity through the date of sale of its property and the related assets and liabilities on May 31, 1997 (see Note 4)) and twelve subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $800 and $0 and, $1,000 and $4,000 for the three and six months ended September 25, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1997. In the

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)

opinion of the general partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 1997, the results of operations for the three and six months ended September 25, 1997 and cash flows for the six months ended September 25, 1997 and 1996, respectively. However, the operating results for the six months ended September 25, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1997 Annual Report on Form 10-K.

As of September 25, 1997, several subsidiary partnerships are experiencing financial difficulties. There is substantial doubt about the ability of the Partnership and some of the subsidiary partnerships to continue as going concerns. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the subsidiary partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 6 and the Partnership's March 25, 1997 Annual Report on Form 10-K for management's intentions.

Note 2 - Related Party Transactions

One of the general partners of the Partnership, Related and Cambridge Associates Limited Partnership ("Related and Cambridge Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)

Whitney Management Corp., an affiliate of the Related General Partner, is the general partner of one and managing agent of four properties.

The costs incurred to related parties for the three and six months ended September 25, 1997 and 1996 were as follows:

                                   Three Months Ended       Six Months Ended
                                      September 25,           September 25,
                                   -------------------   --------------------
                                      1997       1996      1997        1996
                                   -------------------   --------------------
Partnership management fees (a)    $191,250  $  15,000   $382,500   $  30,000
Expense reimbursement (b)            19,140     21,749     50,176      41,128
Property management fees (c)        195,574    195,806    393,657     391,079
Local administrative fee (d)          3,000      3,000      6,000       6,000
                                   --------   --------   --------    --------
                                   $408,964   $235,555   $832,333    $468,207
                                   ========   ========   ========    ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to approximately $1,605,000 and $1,222,000 were accrued and unpaid as of September 25, 1997 and March 25, 1997, respectively.

(b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)

approximately $508,000 and $458,000 were accrued and unpaid as of September 25, 1997 and March 25, 1997, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $206,314 and $219,399 and, $416,111 and $434,359 for the three and six months ended September 25, 1997 and 1996, respectively. Of these fees $107,461 and $109,700 and, $213,860 and $217,015 were incurred to affiliates of the subsidiary partnerships. In addition, $139,009 and $140,076 and, $279,270 and $281,459 were incurred to affiliates of the Related General Partner for the three and six months ended September 25, 1997 and 1996. Of such amounts incurred to affiliates of the Related General Partner, $50,896 and $53,970 and, $99,473 and $107,395 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Notes Payable

Suncreek - 268, Ltd.

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

On April 15, 1996, Suncreek entered into an agreement with the County to issue $6,800,000 in bonds which mature April 1, 2026, with interest at variable rates payable in monthly installments through May 1, 1998, when payments of $10,000 per month will begin. The payments will be accumulated in an interest bearing account until $100,000 is accumulated and then will be used to

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)

begin redeeming the bonds. Suncreek entered into a Reimbursement Agreement and a Collateral Security Agreement with the Bank which set forth how payments to the bond holders are to be made. In conjunction with these agreements, the Bank has issued an Irrevocable Letter of Credit (the Letter) in favor of First Trust of California, the Trustee for the bond holders in the amount of $6,878,247. In connection with the Letter, Suncreek incurs an annual fee of 1.37% of the letter of credit. The California State Teacher's Retirement System (CALSTRS) has entered into a Confirmation Agreement with the Bank whereby CALSTRS has agreed to honor the Letter of Credit from the Bank in the event that U.S. Bank is unable to honor the Letter.

Refinancing costs incurred in connection with the agreements described above of $559,864 were paid by the general partner and accounted for as a capital contribution.

In connection with the agreements above, Suncreek entered into a new Regulatory Agreement with the County which requires that at least 20% of the available units be rented to very low income tenants (as defined). Suncreek was in compliance with this requirement as of September 30, 1997.

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

Note 4 - Sale of Property

McAdam Park-336, Ltd.

On May 31, 1996, the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,685,000 resulting in a gain in the amount of $5,457,073 and forgiveness of indebtedness

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)

income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

Note 5 - Extraordinary Item

On May 2, 1997, amounts due to the Related General Partner totaling $55,000 were forgiven resulting in forgiveness of indebtedness income.

Suncreek

In April 1996, Suncreek completed a refinancing of its mortgage debt resulting in forgiveness of indebtedness income of $3,200,000 which was realized as a result of forgiveness of former mortgage debt. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original purchase price was also forgiven (see Note 3).

McAdam

On May 31, 1996 the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,685,000. For financing reporting purposes, forgiveness of indebtedness income of $1,320,280 was realized (see Note 4).

Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1997.

Galveston-Stewart's Landing, Ltd.

Galveston-Stewart's Landing, Ltd. ("Galveston") has sustained continued operating deficits and has a net partners' deficiency of approximately $5,817,000 at September 25, 1997. Galveston's mortgage note was originally due to HUD. During 1995, HUD assigned and transferred the mortgage note to Beal Bank. On December 14, 1995, Galveston was notified that the mortgage note was in default and Galveston was in arrears on required principal and interest in the amount of approximately $427,000 and $2,359,000, respectively. Beal Bank then commenced foreclosure

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)

proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. A contract of sale of the property as part of a settlement plan which has received confirmation by the Court and is expected to occur in November. Pursuant to the terms of the contract, the property is to be sold to Beal Bank for $5,030,000 which will completely extinguish the mortgage indebtedness. As of September 25, 1997 the Partnership had advanced $606,445 of interest-free loans to Galveston of which approximately $549,000 remains unpaid at September 25, 1997. The Partnership's investment in Galveston has been reduced to zero by prior years' losses. The minority interest balance was zero at both September 25, 1997 and March 25, 1997. Galveston's net loss after minority interest amounted to approximately $42,000 and $19,000 and $51,000 and $86,000 for the three and six months ended September 25, 1997 and 1996, respectively.

Players Club at Fort Meyers, Ltd. and Suntree at Fort Meyers, Ltd.

Players Club at Fort Meyers, Ltd. ("Players Club") and Suntree at Fort Meyers, Ltd. ("Suntree") have incurred operating losses and cash flow deficits due to low occupancy levels. At September 25, 1997, Players Club and Suntree have partners' deficiencies of approximately $3,618,000 and $2,621,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The Partnership entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Due to continuing weak market conditions and a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997. Thereafter, the stated rate is to be reinstated. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)

from sales/refinancing proceeds. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnerships, which is dependent upon their abilities to meet financing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. In addition, management has taken steps to control Suntree's operating expenses. In August 1997, the Partnership advanced approximately $9,000 to Suntree toward the payment of certain utility deposits. The advance is expected to be repaid in November 1997. The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $13,000 and $20,000 at September 25, 1997 and March 25, 1997, respectively. In the case of Suntree, the minority interest balance was approximately $14,000 and $18,000 at September 25, 1997 and March 25, 1997, respectively. Players Club's net loss after minority interest amounted to approximately $181,000 and $97,000 and $326,000 and $198,000 for the three and six months ended September 25, 1997 and 1996, respectively. Suntree's net loss after minority interest amounted to approximately $157,000 and $100,000 and $215,000 and $162,000 for the three and six months ended September 25, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 25, 1997 and 1996 such distributions amounted to approximately $150,000 and $5,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances totaling approximately $1,996,000 and $2,067,000 at September 25, 1997 and March 25, 1997, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,113,000 and $1,680,000 were accrued and unpaid as of September 25, 1997 and March 25, 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

During the six months ended September 25, 1997, cash and cash equivalents of the Partnership and its eleven consolidated Local Partnerships decreased approximately $31,000. This decrease was primarily attributable to a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($130,000) and principal payments of mortgage notes payable ($394,000) which exceeded cash flow provided by operating activities ($486,000). Cash flow provided by operating activities included timing differences relating to payment of certain expenses of the Local Partnerships including cash flow interest which is included in accounts payable and accrued expenses at June 30, 1997. Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is forgiveness of indebtedness income ($55,000) and depreciation and amortization ($1,744,000).

For a discussion of contingencies affecting certain Local Partnerships, see Note 6 to the Financial Statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

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

Results of Operations

Excluding McAdam, which sold its property on May 31, 1996, gain on sale of property, administrative and management-related parties and forgiveness of indebtedness income, the results of operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three and six months ended September 25, 1997 and 1996. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 3% for both the three and six months ended September 25, 1997 as compared to the corresponding periods in 1996. Excluding McAdam, rental income increased approximately 1% and 2% for the three and six months ended September 25, 1997, as compared to the corresponding periods in 1996 primarily due to rental rate increases.

Other income decreased approximately $137,000 and $280,000 for the three and six months ended September 25, 1997 as compared to the corresponding periods in 1996. Excluding McAdam, such income decreased approximately $97,000 and $195,000 primarily due to a decrease in income from the funding of the Breakeven Guarantee by the Local General Partner of Suncreek which was eliminated in connection with the refinancing of the mortgage debt of Suncreek on April 15, 1996 and an increase in laundry room revenues at Galveston in the second quarter of 1996.

Total expenses excluding administrative and management-related parties, operating and repairs and maintenance expenses remained fairly consistent with an increase of approximately 1% and a decrease of approximately 1% for the three and six months ended September 25, 1997 as compared to 1996.

Administrative and management-related parties increased approximately $173,000 and $364,000 for the three and six months ended September 25, 1997 as compared to the corresponding peri-ods in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

Operating expenses increased approximately $13,000 and $8,000 for the three and six months ended September 25, 1997 as compared to the corresponding periods in 1996. Excluding McAdam, such expenses increased approximately $38,000 and $73,000 primarily due to a credit in the first quarter of 1996 resulting from billing errors relating to utilities which partially offset the expense at Triangle/Oaks as well as increases in utilities at Player's Club and Apple Creek in 1997.

Repairs and maintenance expenses decreased approximately $355,000 and $726,000 for the three and six months ended September 25, 1997 as compared to the corresponding periods in 1996. Excluding McAdam, such expenses decreased approximately $156,000 and $223,000 primarily due to the painting of the buildings and trims at Triangle Oaks Limited Partnership in 1996.

Administrative and management expenses decreased approximately $122,000 and $259,000, respectively, for the three and six months ended September 25, 1997 as compared to the corresponding periods in 1996 primarily due to the sale of the property owned by McAdam. Excluding McAdam, such expenses remained fairly consistent with increases of approximately 1% and 2%. Interest expense and depreciation and amortization expense decreased approximately $546,000 and $218,000 for the six months ended September 25, 1997 as compared to the corresponding periods in 1996 primarily due to the sale of the property owned by McAdam. Excluding McAdam such expenses remained fairly consistent with a decrease of approximately 2% and an increase of less than 1%.

A gain on the sale of property in the amount of approximately $5,457,000 was recorded during the three and six months ended September 25, 1996 and forgiveness of indebtedness income in the amounts of approximately $0 and $5,162,000 and $55,000 and $5,162,000 was recorded during the three and six months ended September 25, 1997 and 1996, respectively (see Notes 4 and 5 to the Financial Statements).

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

       The litigation described in Note 6 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission  of  Matters  to a Vote of  Security
Holders - None

Item 5.    Other information

       Paul L. Abbott, ceased to serve as President, Chief Executive Officer and Chief Financial Officer of Advantaged Housing Associates, Inc., effective September 1, 1997. Effective September 1, 1997, Doreen D. Odell was elected President, Chief Executive Officer and Chief Financial Officer of Advantaged Housing Associates, Inc.

        Affiliates of Related Advantaged Residential Associates, Inc. and Advantaged Housing Associates, Inc., general partners of the Partnership, have entered into a Purchase Agreement pursuant to which Advantaged Housing Associates, Inc. agreed to sell and an affiliate of Related Advantaged Residential Associates, Inc. agreed to purchase Advantaged Housing Associates, Inc.'s general partner interest in the Partnership (the "Transfer"). The Transfer may only be consummated if not more than 33.3% in interest of Limited Partners of the Partnership disapprove of the Transfer in writing. Notice of the proposed Transfer has been mailed to the Limited Partners of the Partnership and, if authorized, the Partnership, Related Advantaged Residential Associates, Inc. and Advantaged Housing Associates, Inc. intend to consummate the Transfer no later than December 31, 1997. There can be no assurance, however, when or if the Transfer will be consummated.

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

Date:  November 13, 1997

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Vice President
                                 (principal financial officer)

Date:  November 13, 1997

                             By: /s/ Richard A. Palermo
                                 ----------------------
                                 Richard A. Palermo,
                                 Treasurer
                                 (principal accounting officer)


                             By: ADVANTAGED HOUSING ASSOCIATES,
                                 INC., a General Partner

Date:  November 13, 1997

                             By: /s/ Doreen D. Odell
                                 -------------------
                                 Doreen D. Odell,
                                 President, Chief Executive Officer and
                                 Chief Financial Officer