Form 10-Q
period 1997-12-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1998-02-03
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  ---   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 1997

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
                          PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                        ------------      ------------
                                        December 25,        March 25,
                                            1997               1997
                                        ------------      ------------
ASSETS
Property and equipment - net of
  accumulated depreciation of
  $45,594,715 and $43,124,557,
  respectively                          $75,353,548       $77,764,894
Cash and cash equivalents                 1,164,151         1,225,369
Cash - restricted for tenants'
  security deposits                         641,772           572,624
Mortgage escrow deposits                  2,206,679         1,895,569
Deferred costs, net of accumulated
  amortization of $978,068 and
  $841,465, respectively                  2,184,973         2,330,143
Prepaid expenses and other assets           437,892           424,003
                                        -----------       -----------
  Total assets                          $81,989,015       $84,212,602
                                        ===========       ===========

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                $97,748,989       $98,340,680
  Accounts payable, accrued
   expenses and other liabilities         8,571,469         7,573,750
  Tenants' security deposits payable        641,772           572,624
  Due to general partners of
   subsidiaries and their affiliates      1,579,259         1,731,240
  Due to general partners and
   affiliates                             4,629,394         4,103,650
                                        -----------       -----------
  Total liabilities                     113,170,883       112,321,944
                                        -----------       -----------

Minority interest                         4,936,660         5,111,554
                                        -----------       -----------
Commitments and contingencies
  (Note 6)
Partners' deficit:
  Limited partners                      (35,439,796)      (32,571,140)
  General partners                         (678,732)         (649,756)
                                        -----------       -----------
  Total partners' deficit               (36,118,528)      (33,220,896)
                                        -----------       -----------
  Total liabilities and partners'
   deficit                              $81,989,015       $84,212,602
                                        ===========       ===========


           See Accompanying Notes to Consolidated Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                    ------------------------    --------------------------
                       Three Months Ended           Nine Months Ended
                           December 31,                 December 31,
                    ------------------------    --------------------------
                       1997          1996*          1997           1996*
                    ------------------------    --------------------------
REVENUES
Rentals, net        $4,252,149    $4,223,442    $12,718,978    $12,958,721
Other                  189,361       227,310        567,808        885,440
Gain on sale of              0             0              0      5,457,073
  property          ----------    ----------    -----------    -----------
  (Note 4)
Total revenues       4,441,510     4,450,752     13,286,786     19,301,234
                    ----------    ----------    -----------    -----------
EXPENSES
Administrative         710,772       779,735      2,243,639      2,603,729
  and
  management
Administrative         311,082       771,626      1,143,415      1,239,833
  and management-
  related parties
  (Note 2)
Operating              367,038       358,161      1,063,851      1,046,577
Repairs and            769,904       716,895      1,905,222      2,546,053
  maintenance
Taxes and              562,438       581,649      1,596,135      1,637,140
  insurance
Interest             1,898,442     1,820,216      5,725,506      6,193,254
Depreciation           862,632       870,570      2,606,761      2,832,634
  and amorti-       ----------    ----------    -----------    -----------
  zation
Total expenses       5,482,308     5,898,852     16,284,529     18,099,220
                    ----------    ----------    -----------    -----------
Income (loss)       (1,040,798)   (1,448,100)    (2,997,743)     1,202,014
  before
  minority
  interest and
  extraordinary
  item
Minority                17,463        12,264         45,111        (23,748)
  interest          ----------    ----------    -----------    -----------
  in (income)
  loss of
  subsidiaries
Income (loss)       (1,023,335)   (1,435,836)    (2,952,632)     1,178,266
  before
  extraordinary
  item
Extraordinary                0             0         55,000      5,161,583
  item-forgive-     ----------    ----------    -----------    -----------
  ness of
  indebtedness
  income
  (Note 5)
Net income         $(1,023,335)  $(1,435,836)   $(2,897,632)    $6,339,849
  (loss)           ===========   ===========    ===========     ==========



*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                      ---------------------------------------------
                                         Limited           General
                           Total         Partners         Partners
                      ---------------------------------------------
Balance-
 March 26, 1997       $(33,220,896)    $(32,571,140)     $(649,756)

Net loss - nine
 months ended
 December 25, 1997      (2,897,632)      (2,868,656)       (28,976)
                      ------------     ------------      ---------

Balance-
 December 25, 1997    $(36,118,528)    $(35,439,796)     $(678,732)
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

                                            --------------------------
                                                 Nine Months Ended
                                                    December 25,
                                            --------------------------
                                                1997           1996
                                            --------------------------
Cash flows from operating activities:

Net income (loss)                           ($2,897,632)    $6,339,849

Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:

  Gain on sale of property (Note 4)                   0     (5,457,073)
  Extraordinary item-forgiveness of
   indebtedness (Note 5)                              0     (5,161,583)
  Depreciation and amortization               2,606,761      2,832,634
  Minority interest in income (loss) of
   subsidiaries                                 (45,111)        23,748
  Increase in cash-restricted
   for tenants' security deposits               (69,148)       (50,359)
  Increase in mortgage
   escrow deposits                             (311,110)      (994,993)
  Increase in prepaid
   expenses and other assets                    (13,889)       (53,845)
  Increase in accounts payable,
   accrued expenses and other
   liabilities                                  997,719      2,711,014
  Increase in tenants'
   security deposits payable                     69,148         56,694
  Increase in due to general
   partners of subsidiaries and their
   affiliates                                         0         45,025
  Decrease in due to general partners
   of subsidiaries and their affiliates        (151,981)       (39,276)
  Increase in due to general partners
   and affiliates                               525,744        658,648
                                            -----------    -----------

  Total adjustments                           3,608,133     (5,429,366)
                                            -----------    -----------

  Net cash provided by operating
   activities                                   710,501        910,483
                                            -----------    -----------


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

                                             -------------------------
                                                 Nine Months Ended
                                                     December 25,
                                             -------------------------
                                                1997           1996
                                             -------------------------
Net cash from operating activities
  brought forward                               710,501        910,483
                                             ----------     ----------

Cash flows from investing activities:

Improvements to property and
  equipment                                     (58,812)             0
Proceeds from sale of property                        0     14,685,000
                                             ----------     ----------

Net cash (used in) provided by
   investing activities                         (58,812)    14,685,000
                                             ----------     ----------

Cash flows from financing activities:

  Proceeds from mortgage
   note payable                                       0      6,800,000
  Principal payments of mortgage
   notes payable                               (591,691)   (22,014,969)
  (Decrease) increase in capitalization
   of consolidated subsidiaries
   attributable to minority interest           (129,783)       478,174
  Decrease (increase) in deferred
   costs                                          8,567       (541,384)
                                             ----------     ----------

  Net cash used in financing
   activities                                  (712,907)   (15,278,179)
                                             ----------     ----------

Net (decrease) increase in cash and
  cash equivalents                              (61,218)       317,304

Cash and cash equivalents-
  beginning of period                         1,225,369      1,022,522
                                             ----------     ----------

Cash and cash equivalents-
  end of period                              $1,164,151     $1,339,826
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

                                            -----------------------
                                               Nine Months Ended
                                                  December 25,
                                            -----------------------
                                              1997          1996
                                            -----------------------
Supplemental disclosure of noncash
  investing and financing activities:

Forgiveness of indebtedness (Note 5):

  Decrease in due to general
   partners and affiliates                  (55,000)             0
  Decrease in mortgage notes
   payable                                        0     (3,200,000)
  Decrease in accounts payable,
   accrued expenses
   and other liabilities                          0     (1,320,280)
  Decrease in due to selling partners             0       (641,303)

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


           See Accompanying Notes to Consolidated Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended December 25, 1997 and 1996 include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and eleven and twelve (one of which only has activity through the date of sale of its property and the related assets and liabilities on May 31, 1996 (see Note 4)) subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $0 and, $1,000 and $0 for the three and nine months ended December 25, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1997. In the

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

opinion of the general partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 1997, the results of operations for the three and nine months ended December 25, 1997 and cash flows for the nine months ended December 25, 1997 and 1996, respectively. However, the operating results for the nine months ended December 25, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1997 Annual Report on Form 10-K.

As of December 25, 1997, several subsidiary partnerships are experiencing financial difficulties. There is substantial doubt about the ability of the Partnership and some of the subsidiary partnerships to continue as going concerns. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the subsidiary partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 6 and the Partnership's March 25, 1997 Annual Report on Form 10-K for management's intentions.

Note 2 - Related Party Transactions

One of the general partners of the Partnership, Related and Cambridge Associates Limited Partnership ("Related and Cambridge Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

Whitney Management Corp., an affiliate of the Related General Partner, is the general partner of one and managing agent of four properties.

The costs incurred to related parties for the three and nine months ended December 25, 1997 and 1996 were as follows:

                      Three Months Ended          Nine Months Ended
                          December 25,               December 25,
                      --------------------    -----------------------
                        1997        1996          1997         1996
                      --------------------    -----------------------
Partnership           $111,250    $543,750    $  493,750   $  573,750
management
fees (a)
Expense reim-           14,000      26,466        64,176       67,594
bursement (b)
Property man-          183,832     199,410       577,489      590,489
agement fees (c)
Local adminis-           2,000       2,000         8,000        8,000
trative fee (d)       --------    --------    ----------   ----------
                      $311,082    $771,626    $1,143,415   $1,239,833
                      ========    ========    ==========   ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to approximately $1,716,000 and $1,222,000 were accrued and unpaid as of December 25, 1997 and March 25, 1997, respectively.

(b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary part-

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

nerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $522,000 and $458,000 were accrued and unpaid as of December 25, 1997 and March 25, 1997, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $195,540 and $210,333 and, $611,651 and $644,692 for the three and nine months ended December 25, 1997 and 1996, respectively. Of these fees $102,475 and $112,979 and, $316,335 and $329,994 were incurred to affiliates of the subsidiary partnerships. In addition, $128,851 and $142,089 and, $408,121 and $423,548 were incurred to affiliates of the Related General Partner for the three and nine months ended December 25, 1997 and 1996. Of such amounts incurred to affiliates of the Related General Partner, $50,494 and $55,658 and, $149,967 and $163,053 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Notes Payable

The status of the refinancing with respect to Suncreek - 268 Ltd. ("Suncreek") has remained the same since the events reported in form 10-Q dated September 25, 1997.

Note 4 - Sale of Properties

Galveston-Stewart's Landing, Ltd.

On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewart's Landing, Ltd. ("Galveston") were sold to Beal Bank for approximately $5,030,000 resulting in a gain in the amount of approximately $1,700,000 and forgiveness of indebtedness income of approximately $500,000, as a result of forgiveness of amounts due to the Partnership. Galveston used approximately $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to approximately $8,600,000, resulting in forgiveness of indebtedness income of approximately $3,600,000. For tax purposes, the

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

entire gain to be realized by the Partnership is anticipated to be approximately $6,700,000.

McAdam Park-336, Ltd.

On May 31, 1996, the property and the related assets and liabilities of McAdam were sold to Fannie Mae for $14,685,000 resulting in a gain in the amount of $5,457,073 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

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

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1997.

Players Club at Fort Meyers, Ltd. and Suntree at Fort Meyers, Ltd. Players Club at Fort Meyers, Ltd. ("Players Club") and Suntree at Fort Meyers, Ltd. ("Suntree") have incurred operating losses and cash flow deficits due to soft market conditions and reduced occupancy levels. At December 25, 1997, Players Club and Suntree have partners' deficiencies of approximately $3,819,000 and $2,745,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The partnership entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Due to continuing weak market conditions and a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997. Thereafter, the stated rate is to be reinstated. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid from sales/refinancing proceeds. Currently, Suntree and Players Club are in negotiations with the bondholder with regard to a permanent modification of the terms of the bonds, including an extension of maturity of the bonds. Based on current negotiations and issuer approvals, it is expected that such modifications will close in the first quarter 1998 but will be effective as of December 31, 1997. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnerships, which is dependent upon their abilities to meet fi-

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

nancing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. As of year-end 1997, the bondholders, pursuant to forbearance and second mortgage agreements have advanced $280,000 and $130,000 to Players Club and Suntree, respectively. Such funds were advanced to cover certain deferred maintenance items and delinquent real estate taxes. These loans will be repaid from available cash flow after payment of bond interest on a self amortizing basis. The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $9,000 and $20,000 at December 25, 1997 and March 25, 1997, respectively. In the case of Suntree, the minority interest balance was approximately $11,000 and $18,000 at December 25, 1997 and March 25, 1997, respectively. Players Club's net loss after minority interest amounted to approximately $197,000 and $146,000 and $523,000 and $344,000 for the three and nine months ended December 25, 1997 and 1996, respectively. Suntree's net loss after minority interest amounted to approximately $122,000 and $98,000 and $337,000 and $260,000 for the three and nine months ended December 25, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the nine months ended December 25, 1997 and 1996 such distributions amounted to approximately $150,000 and $9,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances totaling approximately $2,006,000 and $2,067,000 at December 25, 1997 and March 25, 1997, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,238,000 and $1,680,000 were accrued and unpaid as of December 25, 1997 and March 25, 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

During the nine months ended December 25, 1997, cash and cash equivalents of the Partnership and its eleven consolidated Local Partnerships decreased approximately $61,000. This decrease was primarily attributable to a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($130,000), improvements to property and equipment ($59,000) and principal payments of mortgage notes payable ($592,000) which exceeded cash flow provided by operating activities ($711,000). Cash flow provided by operating activities included timing differences relating to payment of certain expenses of the Local Partnerships including cash flow interest which is included in accounts payable and accrued expenses at December 31, 1997. Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is forgiveness of indebtedness income ($55,000) and depreciation and amortization ($2,607,000).

On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewart's Landing, Ltd. ("Galveston") were sold to Beal Bank for approximately $5,030,000 resulting in a gain in the amount of approximately $1,700,000 and forgiveness of indebtedness income of approximately $500,000, as a result of forgiveness of amounts due to the Partnership. Galveston used approximately $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to approximately $8,600,000, resulting in forgiveness of indebtedness income of approximately $3,600,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $6,700,000.

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

Results of Operations

Excluding McAdam, which sold its property on May 31, 1996, gain on sale of property, administrative and management-related parties and forgiveness of indebtedness income, the results of operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three and nine months ended December 25, 1997 and 1996. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% and decreased approximately 2% for the three and nine months ended December 25, 1997 as compared to the corresponding periods in 1996. Excluding McAdam, rental income increased approximately 1% for both the three and nine months ended December 25, 1997, as compared to the corresponding periods in 1996 primarily due to rental rate increases.

Other income decreased approximately $38,000 and $318,000 for the three and nine months ended December 25, 1997 as compared to the corresponding periods in 1996. Excluding McAdam, such income decreased approximately $38,000 and $233,000 primarily due to a decrease in income from the funding of the Breakeven Guarantee by the Local General Partner of Suncreek which was eliminated in connection with the refinancing of the mortgage debt of Suncreek on April 15, 1996, an increase in laundry room revenues at Galveston in the second quarter of 1996, as well as small decreases at two other Local Partnerships.

Total expenses excluding administrative and management-related parties expense remained fairly consistent with an increase of approximately 1% and a decrease of approximately 2% for the three and nine months ended December 25, 1997 as compared to 1996.

Administrative and management-related parties decreased approximately $461,000 for the three months ended December 25, 1997 as compared to the corresponding period in 1996 primarily due to an increase in partnership management fees payable to the General Partners in 1996.

Administrative and management expenses and repairs and maintenance expenses decreased approximately $360,000 and $641,000 for the nine months ended December 25, 1997 as compared to the corresponding periods in 1996 primarily due to the sale of the property owned by McAdam. Excluding McAdam, such expenses remained fairly consistent with decreases of approximately $71,000 and $138,000.

A gain on the sale of property in the amount of approximately $5,457,000 was recorded during the nine months ended December 25, 1996 and forgiveness of indebtedness income in the amounts of approximately $55,000 and $5,162,000 was recorded during the nine months ended December 25, 1997 and 1996, respectively (see Notes 4 and 5 to the Financial Statements).

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The litigation described in Note 6 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        See Item 5. for results to submission to Limited Partners.

Item 5. Other information

        On November 25, 1997, affiliates of Related Advantaged Residential Associates, Inc. ("RARA") and Advantaged Housing Associates, Inc. ("AHA"), general partners of the Partnership, consummated a Purchase Agreement pursuant to which an affiliate of RARA purchased AHA's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, an affiliate of RARA also acquired AHA's general partner interest in Related and Cambridge Associates Limited Partnership, the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the limited partners approved the Transfer.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             27   Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K - A report on Form 8-K dated November 27, 1997 was filed by the Partnership on December 5, 1997 which reported in Item 1. the Transfer referred to in Item 5. Other Information of this Form 10-Q.

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

Date:  February 3, 1998

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Vice President
                                 (principal financial officer)

Date:  February 3, 1998

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)