Form 10-K
period 1998-03-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1998-06-16
CIK 771996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14941

             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3330195
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                               10022
--------------------------------------                               -----
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

       None
Index to exhibits may be found on page 68
Page 1 of 75

                                     PART I

Item 1.  Business.

General

Cambridge Advantaged Properties II Limited Partnership (formerly Hutton Advantaged Properties II Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 25, 1985. Since November 25, 1997, the general partners of the Partnership have been Related Advantaged Residential Associates Inc., (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Related and Cambridge Associates Limited Partnership (formerly Related and Hutton Associates Limited Partnership), a Delaware limited partnership, ("Related and Cambridge Associates"), and together with the Related General Partner, the "General Partners". The general partner of Related and Cambridge Associates is the Related General Partner. On November 25, 1997, the Related General Partner and one of the then other general partners of the Partnership, Advantaged Housing Associates, Inc. ("AHA"), consummated a Purchase Agreement pursuant to which the Related General Partner purchased AHA's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired AHA's general partner interest in Related and Cambridge Associates Limited Partnership, another General Partner which is also the special limited partner of the Partnership. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

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

Investment Objectives/Government Incentives
The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiaries" or "subsidiary partnerships"), each of which owns or leases and operates an existing residential housing development ("Apartment Complexes") which benefit from financing at rates below those otherwise available from conventional lenders that is made available through various federal and state government programs or through the issuance of tax-exempt bonds ("Advantaged Financing"). In acquiring its interests in the Local Partnerships ("Local Partnership Interests"), the Partnership's investment objectives have been, to:

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

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 30% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Investments
The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. However, Related and Cambridge Associates, a general partner of the Partnership, is a special limited partner of each Local Partnership, and, under certain circumstances, has the right to replace the Local General Partners of the Local Partnership and also has certain rights with respect to voting on or approving of certain matters, including the sale of the Apartment Complex. These rights were given to Related and Cambridge Associates rather than the Partnership so as to avoid claims that by the existence or exercise of such rights the Partnership was taking part in the control of the Local Partnerships' operations and should thereby incur liability for all debts and obligations of the Local Partnerships (if this were found to be the case, the Partnership's interest in one Local Partnership could have been reached by creditors of another Local Partnership). Related and Cambridge Associates has agreed to exercise these rights as a fiduciary of the Limited Partners of the Partnership.

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

As of March 25, 1998, several Local Partnerships are experiencing financial difficulties. As a consequence, recoverability of a significant portion of the Partnership's investments will depend upon material improvements in their operating results and their ability to meet debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnership has not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Sales of Underlying Properties
On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 ("McAdam") were sold to an unaffiliated third party for $14,735,000 resulting in a gain in the amount of $6,108,426 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewart's Landing, Ltd. ("Galveston") were sold to an unaffiliated third party for $5,030,000 resulting in a gain in the amount of $1,378,652. Galveston used $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to $8,629,807, resulting in forgiveness of indebtedness income of $3,629,807.

Tax Matters
The Tax Reform Act of 1986 (the "TRA") provides as of 1991 that the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain upon the sale of properties.

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

Item 2.  Properties.

As of March 25, 1998, the Partnership holds a 98% Limited Partnership Interest in 10 Local Partnerships each of which owns an Apartment Complex. The original underlying properties in two of the Local Partnerships in which the Partnership had an interest have been sold. See Item 1. Business-Sales of Underlying Properties. Set forth below is certain information concerning the Apartment Complexes and their operations and financing. See Schedule III to the consolidated financial statements included herein for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in California (1), Florida (3), Kansas (2), Oklahoma (1), Texas (1) and Virginia (2). Three of the Apartment Complexes are in the suburbs of major cities, while the remaining Apartment Complexes are in close proximity to the downtown business districts of their respective cities. The Apartment Complexes are occupied by low, moderate and middle-income tenants. The occupancy rates are set forth below. The aggregate number of rental units contained in the Apartment Complexes is 3,132. The largest Apartment Complex contains 520 units and the smallest contains 156 units.

All of the Apartment Complexes are subject to existing permanent first mortgage loans ("Mortgage Loans on Real Estate"). See Schedule III.

                           LOCAL PARTNERSHIP SCHEDULE

                                                          Percentage of Units
                                                       Occupied at December 31,
Name and Location of                  Government    -------------------------------
Property (Number of Units)            Assistance(a) 1997   1996  1995   1994  1993
--------------------------            ------------- ----   ----  ----   ----  ----
Triangle/Oaks Limited Partnership     Tax exempt
  Jacksonville, FL (520)              financing     83.9%   84%    91%   93%    95%
Sheridan Square Associates of Lawton  Conventional
  Lawton, OK (276)                    financing     93.4%   87%    88%   96%    91%
Apple Creek Associates of Denton, Ltd Tax exempt
  Denton, TX (308)                    financing     87.7%   96%    97%   93%    94%
Galveston-Stewart's Landing, Ltd
  Galveston, TX (216)                 *221(d)(4)   (c)      88%    96%   88%    94%
Woodridge, Ltd                        Tax exempt
  Lenexa, KS (248)                    financing     98%     99%    95%   96%    96%
Players Club at Fort Myers, Ltd       Tax exempt
  Ft. Myers, FL (288)                 financing     83.1%   79%    90%   92%    97%
Suntree at Fort Myers, Ltd            Tax exempt
  Ft. Meyers, FL (240)                financing     97.9%   90%    94%   95%    98%
The Harbours Associates               Tax exempt
  Newport News, VA (396)              financing     91.5%   95%    92%   92%    90%
Brookwood Apartments L.P.
  Wichita, KS (216)                   *221(d)(4)    97.2%   97%    97%   95%    98%
Westwind II Associates                Tax exempt
  Roanoke, VA (156)                   financing     98%     98%    97%   98%    95%
McAdam Park-336, Ltd                  Tax exempt
  Palmdale, CA (336)                  financing    (b)     (b)     50%   62%    87%
Suncreek-268, Ltd                     Tax exempt
  Sacramento, CA (268)                financing     96.2%   96%    93%   94%    97%

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

i) Mortgage Loan Insurance. HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including Section 236, Section 221(d)(4), Section 221(d)(3) and
Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to nonprofit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, nonprofit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a nonprofit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

ii) Rental Subsidies. Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for Section 8 payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.

All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rents from commercial tenants (to which average rental per square foot applies) comprised less than 5% of the rental revenues of the Local Partnerships. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

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

(c) On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewart's Landing, Ltd. were sold to Beal Bank (see Item 7. below).

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

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

As of March 25, 1998, the Partnership had issued and outstanding 7,150 Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate Gross Proceeds of $35,750,000.

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

As of May 1, 1998, there were 2,946 registered holders of Limited Partnership Interests.

The Partnership has made no distributions to its Limited Partners since its inception on June 25, 1985. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes which receive Governmental Assistance under programs which in many instances restrict the cash return available to owners (see Item 8). The Partnership does not anticipate providing significant cash distributions to its Limited Partners.

There has recently been an increasing number of requests for the list of holders of limited partnership interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in the audited financial statements and footnotes contained in Item 8 hereof and in Schedules contained in Item 14 hereof.

                                                               Year ended March 25,
                                ----------------------------------------------------------------------------------
OPERATIONS                           1998            1997             1996              1995              1994
----------                      -------------    -------------    -------------     -------------     ------------
Revenues                        $  19,260,738    $  24,916,993    $  19,483,652     $  19,418,028     $ 19,391,837
Operating expenses                (21,939,186)     (23,746,261)     (25,288,830)      (24,345,121)     (25,111,610)
Loss on impairment of assets                0                0       (1,116,378)                0                0
Minority interest                     (44,781)        (124,886)         (42,752)          (15,637)          68,916
                                -------------    -------------    -------------     -------------     ------------
(Loss) income before               (2,723,229)       1,045,846       (6,964,308)       (4,942,730)      (5,650,857)
  extraordinary item
Extraordinary item                  3,629,807        5,161,583        6,416,231         3,494,274                0
  -forgiveness of               -------------    -------------    -------------     -------------     ------------
  indebtedness
Net income (loss)               $     906,578    $   6,207,429    $    (548,077)    $  (1,448,456)    $ (5,650,857)
                                =============    =============    =============     =============     ============
Number of limited                       7,150            7,150            7,150             7,150            7,150
partnership units               =============    =============    =============     =============     ============
  outstanding
Per Limited Partnership Unit:
(Loss) income before            $        (377)   $         145    $        (964)    $        (684)    $       (782)
  extraordinary item
Extraordinary item                        502              715              888               484                0
                                -------------    -------------    -------------     -------------     ------------
Net income (loss)               $         125    $         860    $         (76)    $        (200)    $       (782)
                                =============    =============    =============     =============     ============

                                                                 Year ended March 25,
                                ----------------------------------------------------------------------------------
FINANCIAL POSITION                    1998            1997             1996              1995             1994
------------------              -------------    -------------    -------------     -------------     ------------
Total assets                    $  76,840,906    $  84,212,602    $  94,239,730     $  97,393,817     $101,702,764
                                =============    =============    =============     =============     ============

Long-term obligations           $  91,209,333    $  98,340,680    $ 116,955,198     $ 120,109,587     $122,455,599
                                =============    =============    =============     =============     ============

Total liabilities               $ 104,244,079    $ 112,321,944    $ 130,038,490     $ 132,687,043     $135,563,171
                                =============    =============    =============     =============     ============

Minority interest               $   4,911,145    $   5,111,554    $   3,629,565     $   3,587,022     $  3,571,385
                                =============    =============    =============     =============     ============

During the years ended March 25, 1994 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the year ended March 25, 1994, long-term obligations and total liabilities increased primarily due to accruals of interest on mortgage notes payable. There was a decrease in long-term obligations and total liabilities in both 1996 and 1995 due to forgiveness of indebtedness at Harbours, Westwind II, Woodbridge and at Triangle/Oaks Partnerships, respectively. For the year ended March 25, 1996, there was also a decrease in assets due to a loss on impairment of assets. During the years ended March 25, 1997 and 1998 total assets decreased primarily due to depreciation and the sale of property (see Note 10 in Item 8. Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1997 and 1998 primarily due to the decrease in mortgage notes payable satisfied by the sales price of the properties which were sold and the forgiveness of indebtedness of mortgage debt and payments to the note holders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

General
The Partnership's capital has been invested primarily in 12 Local Partnerships in which the Partnership made an initial investment of $29,354,485 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 were sold to Fannie Mae and on November 12, 1997, the property and the related assets and liabilities of Galveston-Stewarts's Landing, Ltd. were sold to Beal Bank (see below), which reduced the number of Local Partnerships in which the Partnership is invested to ten. In addition, the Partnership has obtained loans from an affiliate of the Related General Partner, which together with Partnership funds, have been advanced to four local partnerships. Cumulatively, approximately $994,000 of such advances were forgiven as a result of the above sales.

Cash of the Partnership and its consolidated subsidiaries decreased by approximately $214,000 during the 1997 Fiscal Year. This decrease is attributable to principal payments of mortgage notes payable ($5,591,000), acquisition of property and equipment ($157,000), an increase in mortgage escrow deposits-replacement reserves ($169,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($130,000) which exceeded cash flow provided by operating activities ($795,000), proceeds from the sale of property ($5,030,000) and a decrease in deferred costs ($9,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities is gain on sale of property ($1,379,000), forgiveness of indebtedness income ($3,630,000) and depreciation and amortization ($3,456,000).

The Partnership's primary source of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the years ended March 25, 1998 ("the 1997 Fiscal Year") , 1997 ("the 1996 Fiscal Year") , and 1996 ("the 1995 Fiscal Year"), such distributions amounted to approximately $150,000, $13,000, and $15,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with the remaining unpaid balance of advanced funds equaling approximately $2,060,000, $2,067,000, and $1,980,000 as of March 25, 1998, 1997, and 1996,
respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,414,000, $1,680,000, and $831,000 were accrued and unpaid as of March 25, 1998, 1997, and 1996, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners, have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

Sales of Underlying Properties
On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewart's Landing, Ltd. ("Galveston") were sold to an unaffiliated third party for $5,030,000 resulting in a gain in the amount of $1,378,652. Galveston used $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to $8,629,807, resulting in forgiveness of indebtedness income of $3,629,807.

On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 ("McAdam") were sold to an unaffiliated third party for $14,735,000 resulting in a gain in the amount of $6,108,426 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

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

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

During the fiscal year ended March 25, 1996 and through March 25, 1998, the Partnership has recorded approximately $1,116,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 1997, 1996 and 1995 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, administrative and management-related parties, loss on impairment of assets and forgiveness of indebtedness income, remained fairly consistent for the 1997, 1996 and 1995 Fiscal Years. The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and amortization, and mortgage interest.

Net income (loss) for the 1997, 1996 and 1995 Fiscal Years totaled $906,578, $6,207,429, and $(548,077), respectively.

Excluding 1997 and 1996, in which the Partnership generated passive income, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which

Limited Partners may use to offset passive income from other sources ). This passive income may be offset by the carryforward of any unused passive losses from prior years; however, the sale or refinancing transactions of the Local Partnerships to date have been insufficient to provide cash distributions to the Limited Partners.

1997 vs 1996
Rental income decreased approximately 4% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year. Excluding McAdam which sold its property on May 31, 1996 and Galveston which sold its property on November 12, 1997, rental income increased less than 1% primarily due to increases in occupancy at Sheridan.

Other income decreased approximately $271,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year. Excluding McAdam and Galveston, such income decreased approximately $222,000 due to a decrease in income from funding of the Breakeven Guarantee by the Local General Partner of Suncreek and an overaccrual in 1996 of fire insurance proceeds at Triangle Oaks.

A gain on sale of property in the amount of approximately $1,379,000 was recorded in the 1997 Fiscal Year and forgiveness of indebtedness income in the amounts of approximately $3,630,000 was recorded in the 1997 Fiscal Year (see Notes 10 and 11 in Item 8. Financial Statements and Supplemental Data).

Total expenses, excluding McAdam and Galveston, and repairs and maintenance remained fairly consistent with a decrease of approximately 1% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Repairs and maintenance increased approximately $136,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year. Excluding McAdam and Galveston, such expenses increased approximately $350,000 primarily due to carpet replacement, roof repairs and painting at two Local Partnerships, parking lot resurfacing at a third Local Partnership and roof repairs, sidewalk paving and general repairs at a fourth Local Partnership.

Administrative and management and interest expense decreased approximately $402,000 and $1,049,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year. Excluding McAdam and Galveston, such expenses remained fairly consistent with an increase of approximately $109,000 and a decrease of approximately $324,000, respectively.

1996 vs 1995
Rental income decreased approximately 2% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding McAdam, which sold its property on May 31, 1996, rental income increased approximately 2% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year primarily due to increases in occupancy at Harbours, Suncreek and Woodridge.

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

Repairs and maintenance increased approximately $69,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding McAdam, such expenses increased approximately $340,000 primarily due to the refurbishing and redecorating of the model at Harbors, repairs to a building damaged by fire at Triangle/Oaks, and concrete repairs and an increase in landscaping expenses at Woodridge.

Taxes and insurance decreased approximately $314,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding McAdam, such expenses remained fairly consistent with an increase of approximately 2%.

Interest expense decreased approximately $1,403,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding McAdam, such expense decreased approximately $759,000 primarily due to the refinancing of four mortgage notes and the modification of two mortgage notes during the 1995 Fiscal Year.

A loss on impairment of assets was recorded in the 1995 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

Results of Operations of Certain Local Partnerships

Players Club at Fort Meyers, Ltd. and Suntree at Fort Meyers, Ltd.
Players Club at Fort Meyers, Ltd. ("Players Club") and Suntree at Fort Meyers, Ltd. ("Suntree") have incurred operating losses and cash flow deficits due to soft market conditions and reduced occupancy levels. At March 25, 1998, Players Club and Suntree have partners' deficiencies of approximately $4,132,000 and $2,980,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The partnerships entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Due to continuing weak market conditions and a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997. Thereafter, the stated rate is to be reinstated unless an agreement can be reached as discussed below. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid from sales/refinancing proceeds. Currently, Suntree and Players Club are in negotiations with the bondholder with regard to a permanent modification of the terms of the bonds, including an extension of maturity of the bonds. Based on current negotiations and issuer approvals, it is expected that such modifications will close in the second quarter of 1998. The forbearance agreement and its terms have been temporarily extended pending closing of this permanent modification. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnerships, which is dependent upon their abilities to meet financing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. As of year-end 1997, the bondholders, pursuant to forbearance and second mortgage agreements have advanced $280,000 and $130,000 to Players Club and Suntree, respectively. Such funds were advanced to cover certain deferred maintenance items and delinquent real estate taxes. These loans will be repaid from available cash flow after payment of bond interest on a self amortizing basis.

The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $3,000 and $20,000 at March 25, 1998 and 1997, respectively. In the case of Suntree, the minority interest balance was approximately $7,000 and $18,000 at March 25, 1998 and 1997, respectively. Players Club's net loss after minority interest amounted to approximately $829,000, $559,000 and $544,000 for the 1997, 1996 and 1995 Fiscal Years, respectively. Suntree's net loss after minority interest amounted to approximately $567,000, $350,000 and $307,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Triangle/Oaks Limited Partnership
During the years ended December 31, 1997 and 1996, the Local Partnership incurred losses of $915,330 and $551,907, respectively. In addition, at December 31, 1997, accounts payable and accrued expenses exceed available cash by $538,226 and total liabilities exceed total assets by $6,997,712. These factors among others may indicate that the Local Partnership will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability that might be necessary should the Local Partnership be unable to continue as a going concern. The partnership has received a commitment from affiliates of the Local General Partner to provide additional cash funding as follows:


              April 1, 1998                 $  80,000
              May 1, 1998                     100,000
              June 1, 1998                    100,000
              Thereafter                       25,000

The cash funds provided will assist the Local Partnership in reducing accounts payable and accrued liabilities. In addition, the cash funds will provide the partnership an opportunity to improve the property; thereby increasing occupancy and improving performance.

The Partnership's investments in Triangle/Oaks has been reduced to zero by prior years' losses. The minority interest balance for Triangle/Oaks was approximately $396,000 and $414,000 at March 25, 1998 and 1997, respectively. Triangle/Oaks net loss after minority interest amounted to approximately $897,000, $588,000 and $402,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Galveston - Stewarts Landing, Ltd.
On November 12, 1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party for $5,030,000 resulting in a gain in the amount of $1,378,652. Galveston used $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to $8,629,807, resulting in forgiveness of indebtedness income of $3,629,807.

McAdam Park - 336, Ltd.
On May 31, 1996, the property and the related assets and liabilities of McAdam were sold to an unaffiliated third party for $14,735,000 resulting in a gain in the amount of $6,108,426 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partners are in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

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

There has recently been an increasing number of requests for the list of holders of limited partnership interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ---------
(a) 1.   Financial Statements

         Independent Auditors' Report                                      17

         Consolidated Balance Sheets at March 25, 1998
         and 1997                                                          44

         Consolidated Statements of Operations for the
         Years Ended March 25, 1998, 1997 and 1996                         45

         Consolidated Statements of Changes in
         Partners' Deficit for the Years Ended March
         25, 1998, 1997 and 1996                                           46

         Consolidated Statements of Cash Flows for the
         Years Ended March 25, 1998, 1997 and 1996                         47

         Notes to Consolidated Financial Statements                        50

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries as of March 25, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 11 subsidiary partnerships whose income (losses) before extraordinary item aggregated $2,252,981, ($3,214,557) and ($5,786,199) during the 1997, 1996 and 1995 Fiscal
Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 25, 1998 and 1997, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries at March 25, 1998 and 1997, and the results of their operations, and their cash flows for the years ended March 25, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity will continue as a going concern. As discussed in Notes 2 and 12, the auditors of three (Fiscal 1997) subsidiary partnerships have modified their reports due to the uncertainties of the subsidiary partnerships' abilities to continue as going concerns. These subsidiary partnerships' losses before extraordinary item aggregated $2,340,047, $1,478,861 and $1,278,519 for the 1997, 1996 and 1995 Fiscal Years, respectively, and their assets constituted 39% and 37% of the Partnership's assets at March 25, 1998 and 1997, respectively. These matters raise substantial doubt about Cambridge Advantaged Properties II Limited Partnership and Subsidiaries ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP
New York, New York
June 15, 1998

                         [DICKEY & WOLF, LLC letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Triangle/Oaks Limited Partnership

We have audited the accompanying balance sheets of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statement of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9, the Partnership is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern at December 31, 1997. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Dickey & Wolf, LLC

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, Missouri
January 27, 1998

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

Harrisonville, Missouri
January 17, 1996

                         [DICKEY & WOLF, LLC letterhead]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Sheridan Square Associates of Lawton,

We have audited the accompanying balance sheets of SHERIDAN SQUARE ASSOCIATES OF LAWTON, (a Oklahoma Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHERIDAN SQUARE ASSOCIATES OF LAWTON as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 28, 1998

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

Harrisonville, MO
January 26, 1996

                         [DICKEY & WOLF, LLC letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Associates of Denton, Ltd.

We have audited the accompanying balance sheets of APPLE CREEK ASSOCIATES OF DENTON, LTD., (a Texas Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, statements of changes in partners' equity/(deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Dickey & Wolf, LLC

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 28, 1998

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

DICKEY & WOLF, LLC
Certified Public Accountants
Harrisonville, MO
January 27, 1997

                         [DICKEY & WOLF, LLC letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Galveston-Stewart's Landing, Ltd.

We have audited the accompanying balance sheet of GALVESTON-STEWART'S LANDING, LTD. (a Texas Limited Partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GALVESTON STEWART'S LANDING, LTD. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity to generally accepted accounting principles.


/s/ Dickey & Wolf, LLC

DICKEY & WOLF, LLC
Certified Public Accountants


Harrisonville, MO
January 28, 1998

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

/s/ Dickey & Wolf
DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 26, 1996

                         [DICKEY & WOLF, LLC letterhead]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Woodridge, Ltd.

We have audited the accompanying balance sheets of WOODRIDGE, LTD. as of December 31, 1997 and 1996, and the related statements of operations, statements of changes in partners' equity/(deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODRIDGE, LTD. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC

DICKEY & WOLF, LLC
Certified Public Accountants


Harrisonville, MO
January 28, 1998

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

Harrisonville, MO
January 26, 1996

                     [Reznick Fedder & Silverman letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Players Club at Fort Myers, Ltd.

        We have audited the accompanying balance sheets of Players Club at Fort Myers, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Club at Fort Myers, Ltd. as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has incurred operating losses and cash flow deficits and low occupancy levels which raises substantial doubt about the Partnership's ability to continue as a going concern. In addition, the general partner's operating deficit guarantee has expired and there is no further obligation to continue to fund operating deficits. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary should the Partnership be unable to continue in existence.


/s/ Reznick Fedder & Silverman


Boston, Massachusetts
January 29, 1998

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
                                                  Reznick Fedder & Silverman

                     [Reznick Fedder & Silverman letterhead]

                            INDEPENDENT AUDITORS' REPORT

To the Partners
Suntree at Fort Myers, Ltd.

        We have audited the accompanying balance sheets of Suntree at Fort Myers, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suntree at Fort Myers, Ltd. as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has incurred operating losses and cash flow deficits and low occupancy levels which raises substantial doubt about the Partnership's ability to continue as a going concern. In addition, the general partner's operating deficit guarantee has expired and there is no further obligation to continue to fund operating deficits. Managemenfs plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments relating the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Partnership be unable to continue in existence.


/s/ Reznick Fedder & Silverman


Boston, Massachusetts
January 29, 1998

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
                                                    Reznick Fedder & Silverman

                          [BDO SEIDMAN, LLP LETTERHEAD]

Report of Independent Certified Public Accountants'

To the Partners of
The Harbours Associates

We have audited the accompanying balance sheet of The Harbours Associates, VHDA Project No. 95-0759 (a limited partnership), as of December 31, 1997, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Harbours Associates at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                         /s/ BDO Seidman, LLP

                                                         BDO Seidman, LLP

Richmond, Virginia
February 11, 1998

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

                [BDO SEIDMAN, LLP LETTERHEAD-Richmond, Virginia]

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

/s/ BDO Seidman, LLP
February 9, 1996

                   [George, Bowerman & Noel, P.A. letterhead]


                          INDEPENDENT AUDITORS' REPORT

The Partners
Brookwood Apartments, L.P.
  (A Kansas Limited Partnership)
Wichita, Kansas

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. (A Kansas Limited Partnership) as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 1, the accompanying financial statements reflect certain reorganization adjustments of the Partnership on a "push-down" basis. However, in connection with the reorganization, the Partnership has not discounted certain debt which, in our opinion, should be discounted and has capitalized certain deferred financing costs which, in our opinion, should have been written off in order to conform with generally accepted accounting principles. If these additional reorganization adjustments had been made, deferred financing costs and mortgage note payable would have been reduced by $274,641 in the accompanying balance sheet. These departures from generally accepted accounting principles do not have a material effect on the results of operations or cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the year ended December 31, 1997.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the year ended December 31, 1997 and its financial position at December 31, 1997 in conformity with generally accepted accounting principles.

/s/ George, Bowerman & Noel, P.A.

Wichita, Kansas
February 12, 1998

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

/s/ George, Bowerman, Osborn & Company, P.A.

Wichita, Kansas
January 24, 1996

                         [BDO SEIDMAN, LLP LETTERHEAD]

Report of Independent Certified Public Accountants'

To the Partners
Westwind II Associates

We have audited the accompanying balance sheets of Westwind II Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwind II Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                            /s/ BDO Seidman, LLP

                                                                BDO Seidman, LLP

Richmond, Virginia
February 11, 1998

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

                                                            /s/ BDO Seidman, LLP
Richmond, Virginia
February 8, 1997

                      [Coopers & Lybrand L.L.P. letterhead]

Report of Independent Accountants

To the Partners
Suncreek - 268, Ltd.

We have audited the accompanying balance sheet of Suncreek - 268, Ltd. as of December 31, 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncreek - 268, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Portland, Oregon
February 6, 1998

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

                                                  /s/ Coopers & Lybrand, L.L.P.

Portland, Oregon
February 6, 1997

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

                                                    /s/ Coopers & Lybrand L.L.P.

Portland, Oregon
February 8, 1996

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              March 25,
                                                                                ---------------------------------
                                                                                      1998                1997
                                                                                -------------      --------------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4 and 7)                                                $ 70,875,621        $ 77,764,894
Cash and cash equivalents (Notes 2 and 12)                                          1,011,604           1,225,369
Cash - restricted for tenants' security deposits                                      563,247             572,624
Mortgage escrow deposits (Notes 5 and 7)                                            1,815,521           1,895,569
Deferred costs, net of accumulated amortization
  (Notes 2 and 6)                                                                   2,142,743           2,330,143
Prepaid expenses and other assets                                                     432,170             424,003
                                                                                 ------------       -------------

  Total assets                                                                   $ 76,840,906       $  84,212,602
                                                                                 ============       =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities
  Mortgage notes payable (Notes 7 and 10)                                        $ 91,209,333       $  98,340,680
  Accounts payable, accrued expenses and other liabilities                          6,179,587           7,573,750
  Tenants' security deposits payable                                                  563,247             572,624
  Due to general partners of subsidiaries and their affiliates                      1,631,151           1,731,240
  Due to general partners and affiliates (Note 8)                                   4,660,761           4,103,650
                                                                                 ------------       -------------

                                                                                  104,244,079         112,321,944
                                                                                 ------------       -------------
Minority interest (Note 2)                                                          4,911,145           5,111,554
                                                                                 ------------       -------------

Commitments and contingencies (Note 12)

Partners' deficit:
  Limited Partner                                                                 (31,673,628)        (32,571,140)
  General Partner                                                                    (640,690)           (649,756)
                                                                                 ------------       -------------

  Total partners' deficit                                                         (32,314,318)        (33,220,896)
                                                                                 ------------       -------------

Total liabilities and partners' deficit                                          $ 76,840,906       $  84,212,602
                                                                                 ============       =============

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended March 25,
                                                                 -----------------------------------------------
                                                                    1998             1997*             1996*
                                                                 ----------       -----------      -------------
Revenues
  Rental, net                                                   $17,286,847       $17,942,395         $18,305,514
  Other                                                             595,239           866,172           1,178,138
  Gain on sale of property (Note 10)                              1,378,652         6,108,426                   0
                                                                -----------       -----------         -----------

Total revenues                                                   19,260,738        24,916,993          19,483,652
                                                                -----------       -----------         -----------

Expenses
  Administrative and management                                   2,552,217         2,936,910           3,085,375
  Administrative and management-related
   parties (Note 8)                                               1,515,834         1,661,940             950,989
  Operating                                                       1,698,501         1,700,813           1,751,876
  Repairs and maintenance                                         3,501,972         3,366,076           3,297,559
  Taxes and insurance                                             2,105,144         2,198,318           2,512,801
  Interest                                                        7,109,841         8,158,391           9,561,637
  Depreciation and amortization                                   3,455,677         3,723,813           4,128,593
  Loss on impairment of assets (Note 4)                                   0                 0           1,116,378
                                                                -----------       -----------         -----------

  Total expenses                                                 21,939,186        23,746,261          26,405,208
                                                                -----------       -----------         -----------

(Loss) income before minority interest and
  extraordinary item                                             (2,678,448)        1,170,732          (6,921,556)

Minority interest in income of subsidiaries                         (44,781)         (124,886)            (42,752)
                                                                -----------       -----------         -----------

(Loss) income before extraordinary item                          (2,723,229)        1,045,846          (6,964,308)

Extraordinary item - forgiveness of indebtedness
  income (Note 11)                                                3,629,807         5,161,583           6,416,231
                                                                -----------       -----------         -----------

Net income (loss)                                               $   906,578       $ 6,207,429         $  (548,077)
                                                                ===========       ===========         ===========

(Loss) income before extraordinary item -
  limited partners                                              $(2,695,997)      $ 1,035,388         $(6,894,665)
Extraordinary item - limited partners                             3,593,509         5,109,967           6,352,069
                                                                -----------       -----------         -----------
Net income (loss) - limited partners                            $   897,512       $ 6,145,355         $  (542,596)
                                                                ===========       ===========         ===========

Number of limited partnership units outstanding                       7,150             7,150               7,150
                                                                ===========       ===========         ===========

Per limited partnership unit:
  (Loss) income before extraordinary item                       $      (377)      $       145         $      (964)
  Extraordinary item                                                    502               715                 888
                                                                -----------       -----------         -----------
Net income (loss)                                               $       125       $       860         $       (76)
                                                                ===========       ===========         ===========

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                                    Limited             General
                                                                    Total           Partners            Partners
                                                                 ----------        ----------          ----------
Balance - March 26, 1995                                       $(38,880,248)     $(38,173,899)          $(706,349)

Net loss                                                           (548,077)         (542,596)             (5,481)
                                                               ------------      ------------           ---------

Balance - March 25, 1996                                        (39,428,325)      (38,716,495)           (711,830)

Net income                                                        6,207,429         6,145,355              62,074
                                                               ------------      ------------           ---------

Balance - March 25, 1997                                        (33,220,896)      (32,571,140)           (649,756)

Net Income                                                          906,578           897,512               9,066
                                                               ------------      ------------           ---------

Balance - March 25, 1998                                       $(32,314,318)     $(31,673,628)          $(640,690)
                                                               ============      ============           =========

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                               Year Ended March 25,
                                                                -------------------------------------------------
                                                                    1998             1997               1996
                                                                -----------       -----------       -------------
Cash flows from operating activities:
Net income (loss)                                               $   906,578       $ 6,207,429       $    (548,077)
                                                                -----------       -----------       -------------
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Gain on sale of property (Note 10)                             (1,378,652)       (6,108,426)                  0
  Extraordinary item - forgiveness of indebtedness
   (Note 11)                                                     (3,629,807)       (5,161,583)         (6,416,231)
  Depreciation and amortization                                   3,455,677         3,723,813           4,128,593
  Loss on impairment of assets                                            0                 0           1,116,378
  Minority interest income  of subsidiaries                          44,781           124,886              42,752
  (Increase) decrease in assets:
  Cash-restricted for tenants' security deposits                      9,377           (29,412)             (2,442)
  Mortgage escrow deposits                                          248,861          (664,035)            267,998
  Prepaid expenses and other assets                                  (5,279)         (100,225)            (17,148)
  Increase (decrease) in liabilities:
  Accounts payable, accrued expenses and
   other liabilities                                                396,554         2,017,692           2,204,058
  Tenants' security deposits payable                                 (9,377)           29,142              (3,893)
  Increase in due to general partners of
   subsidiaries and their affiliates                                 48,277               248              28,514
  Decrease in due to general partners of subsidiaries
   and their affiliates                                            (148,366)          (29,377)                  0
  Due to general partners and affiliates                            856,112           979,087             273,069
                                                                -----------       -----------       -------------

  Total adjustments                                                (111,842)       (5,218,190)          1,621,648
                                                                -----------       -----------       -------------

   Net cash provided by operating activities                        794,736           989,239           1,073,571
                                                                -----------       -----------       -------------

Cash flows from investing activities:
  Proceeds from the sale of property                              5,030,000                 0                   0
  Acquisition of property and equipment                            (157,112)         (436,268)            (69,119)
  (Increase) decrease in mortgage escrow deposits -
   replacement reserves                                            (168,813)          520,459            (844,940)
                                                                -----------       -----------       -------------

   Net cash provided by (used in) investing activities            4,704,075            84,191            (914,059)
                                                                -----------       -----------       -------------
Net cash from operating and investing activities,
  carried forward                                                 5,498,811         1,073,430             159,512

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                               Year Ended March 25,
                                                                -------------------------------------------------
                                                                    1998              1997               1996
                                                                -----------      ------------        ------------
Net cash from operating and investing activities,
  brought forward                                                 5,498,811         1,073,430             159,512
                                                                -----------      ------------        ------------

Cash flows from financing activities:
  Proceeds from mortgage notes payable                                    0                 0          25,514,700
  Principal payments of mortgage notes payable                   (5,591,258)         (729,518)        (23,776,639)
  (Decrease) increase in minority interest                         (129,885)          410,202                (209)
  Decrease (increase) in deferred costs                               8,567          (551,267)         (1,244,470)
  Increase in due to general partners of
   subsidiaries and their affiliates                                      0                 0              50,428
                                                                -----------      ------------        ------------
Net cash (used in) provided by financing activities              (5,712,576)         (870,583)            543,810
                                                                -----------      ------------        ------------
Net (decrease) increase in cash                                    (213,765)          202,847             703,322
Cash and cash equivalents at beginning of year                    1,225,369         1,022,522             319,200
                                                                -----------      ------------        ------------
Cash and cash equivalents at end of year                        $ 1,011,604      $  1,225,369        $  1,022,522
                                                                ===========      ============        ============

Supplemental disclosure of cash flows information:

  Cash paid during the year for interest                        $ 6,866,054      $  6,511,044        $  7,120,065
                                                                ===========      ============        ============

Supplemental disclosures of noncash investing and financing activities:

  Acquisition of property and equipment
   contributed by minority interest
   shareholders                                                 $         0      $ (2,000,000)       $          0

  Forgiveness of indebtedness (Note 11):
  Decrease in mortgage notes payable                             (1,540,089)      (10,000,000)         (4,892,450)
  Issuance of mortgage notes payable                                      0         6,800,000                   0
  Decrease in accounts payable, accrued
   expenses and other liabilities                                (1,790,717)       (1,320,280)                  0
  Accrued interest forgiven in connection with
   restructuring of mortgage notes payable                                0                 0          (2,046,343)
  Other assets forgiven in connection with
   restructuring of mortgage notes payable                                0                 0             209,731
  Net deferred financing costs written off in
   connection with restructuring of mortgage
   notes payable                                                          0                 0             312,828
  Decrease in due to selling partners                                     0          (641,303)                  0
  Decrease in due to general partners and affiliates               (299,001)                0                   0

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                               Year Ended March 25,
                                                                 ------------------------------------------------
                                                                    1998              1997               1996
                                                                 ----------         ---------         -----------
Supplemental disclosures of noncash investing
  and financing activities:

Summarized below are the components
  of the gain on sale of property:

   Decrease in mortgage notes payable
     satisfied by sales price                                             0       (14,685,000)                  0
   Decrease in property and equipment,
     net of accumulated depreciation                              3,769,541         9,522,260                   0
   Decrease in cash - restricted for tenants'
     security deposits                                                    0            58,386                   0
   Decrease in mortgage escrow deposits                                   0           123,873                   0
   (Increase) decrease in prepaid expenses
     and other assets                                                (2,888)           62,391                   0
   Decrease in accounts payable, accrued
     expenses and other liabilities                                       0           (85,456)                  0
   Decrease in tenants' security deposits payable                         0           (51,781)                  0
   Decrease in minority interest                                   (115,305)       (1,053,099)                  0

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


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

As of March 25, 1998 the Partnership holds an interest in 10 Local Partnerships which own 10 Apartment Complexes. On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336, Ltd. ("McAdam") were sold to an unaffiliated third party. On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewart's Landing, Ltd. ("Galveston") were sold to an unaffiliated third party (see Note 10).

The general partners of the Partnership are Related Advantaged Residential Associates Inc. (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership and Related and Cambridge Associates Limited Partnership, a Delaware limited partnership ("Related and Cambridge Associates" and together with the Related General Partner, the "General Partners"). The general partner of Related and Cambridge Associates is the Related General Partner.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Going Concern

As of March 25, 1998, several Local Partnerships are experiencing financial difficulties. There is substantial doubt about the Partnership's ability to continue as a going concern. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. There can be no assurance that the Partnership will be successful in obtaining such financing. The consolidated financial statements do not

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

include any adjustments that might result from the outcome of these uncertainties. See Note 12 for management's intentions.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and eleven subsidiary partnerships (1997 Fiscal Year) one of which only has activity through the date of sale of its property and the related assets and liabilities which occurred on November 12, 1997, twelve subsidiary partnerships (1996 Fiscal
Year), one of which only has activitiy through the date of sale of its property and the related assets and liabilities which occurred on May 31, 1996 and twelve subsidiary partnerships (1995 Fiscal Year). The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

For financial reporting purposes, the Partnership's fiscal year ends March 25. The Partnership's fiscal year ends March 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP"). All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March 25.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0, $2,200, and $47,500, for the years ended March 25, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively). In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of less than three months.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

During the fiscal year ended March 25, 1996 and through March 25, 1998, the Partnership has recorded approximately $1,116,000 as a loss on impairment of assets.

e)  Amortization

Deferred costs are being amortized over their respective periods of benefit.

f)  Income Taxes

No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

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

NOTE 3  -Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

Cash and Cash Equivalents, Mortgage Escrow Deposits and Cash-Restricted for Tenants' Security Deposits

The carrying amount approximates fair value.

Mortgage Notes Payable

The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                     March 25, 1998                       March 25, 1997
                                                -------------------------          -----------------------------
                                                Carrying                           Carrying
                                                Amount         Fair Value          Amount             Fair Value
                                                ------         ----------          ------             ----------
Mortgage Notes Payable for which it is:
Practicable to estimate fair value              $87,892,564      $87,212,374       $90,520,391       $87,225,398
Not Practicable*                                $ 3,316,769      $         0       $ 7,820,289       $         0

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

Accounts payable and accrued expenses

The estimated fair value of the Partnership's accounts payable and accrued expenses which are different than carrying value are as follows:

                                                     March 25, 1998                       March 25, 1997
                                                -------------------------          -----------------------------
                                                Carrying                           Carrying
                                                Amount         Fair Value          Amount             Fair Value
                                                ------         ----------          ------             ----------
Accounts payable and accrued
 expenses for which it is:
Practicable to estimate fair value              $2,437,624      $ 306,840          $4,828,566        $  609,586

The carrying amount of other financial instruments that require such disclosure approximates fair value.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                                      March 25,
                                                   ------------------------------------------    Estimated
                                                           1998                   1997          Useful Lives
                                                   ------------------      ------------------   ------------
Land*                                                 $ 13,084,659           $  13,960,010
Buildings and improvements                              96,134,562             101,406,102      7-40 Years
Furniture and fixtures                                   5,321,840               5,523,339      5-15 Years
                                                      ------------            ------------

                                                       114,541,061             120,889,451

Less:  Accumulated depreciation                        (43,665,440)            (43,124,557)
                                                       -----------           -------------

                                                      $ 70,875,621           $  77,764,894
                                                       ===========            ============

*For one subsidiary partnership, Suncreek, prior to April 1996 land was leased but no payment is required until certain cash flow levels are achieved. No payments were required in the 1996 and 1995 Fiscal Years. In connection with Suncreek's refinancing in April 1996, Suncreek amended the terms of its partnership agreement with the Local General Partner to reflect the elimination of the land lease together with all accrued and unpaid land lease payments and the Local General Partner's contribution to Suncreek of the underlying land. The land was recorded at $2,000,000 which represents the estimation by Suncreek's management of its fair market value as of the contribution date.

Depreciation expense for the 1997, 1996, and 1995 Fiscal Years amounted to $3,276,844, $3,557,303 and $3,923,830, respectively.

During the 1997 and 1996 Fiscal Years there was a decrease in accumulated depreciation in the amount of approximately $2,736,000 and $6,173,000 due to the sale of Galveston and McAdam, respectively (see Note 10).

Galveston had experienced significant cash flow problems and was in default on the Mortgage Note Payable. Beal Bank then commenced foreclosure proceedings. In order to stay such proceedings, Galveston filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in August 1996. As a result of the 1995 loss combined with a history of operating and cash flows losses, it was determined that an impairment of property and equipment existed at December 31, 1995. The impairment loss was determined to be $1,116,378 and reported separately in the Consolidated Statements of Operations. The amount of the impairment loss was determined based on the difference on the carrying value of property and equipment (net of depreciation) and the appraisal provided by Beal Bank, the underlying mortgage holder. The appraisal was dated January 29, 1996, in the amount of $4,050,000. On November 12, 1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party for $5,030,000.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                                   March 25,
                                                         -----------------------------
                                                           1998                1997
                                                         ---------           ---------
Reserve for replacements                               $   768,969         $   877,739
Real estate taxes, insurance and other                   1,046,552           1,017,830
                                                         ---------           ---------

                                                        $1,815,521          $1,895,569
                                                         =========           =========

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                                      March 25
                                                       -------------------------------------    Period
                                                           1998                   1997          (Months)
                                                       ------------            -----------      -------
Organization fee (a)(b)                                $   102,709             $   102,709      60
Bond and financing fees                                  3,023,626               3,068,899      65-240
                                                         ---------               ---------
                                                         3,126,335               3,171,608

Less:  Accumulated amortization                           (983,592)               (841,465)
                                                         ---------              ----------

                                                        $2,142,743              $2,330,143
                                                         =========               =========

(a) Represents fees to the Partnership's general partners and affiliates.

(b) Payable from capital contributions of the Partnership to the subsidiary partnerships.

Amortization of deferred costs for the 1997, 1996 and 1995 Fiscal Years aggregated $178,833, $166,510, and $204,764, respectively.

During the 1997, 1996 and 1995 Fiscal Years, respectively, approximately $37,000, $0, and $60,000 of fully amortized deferred costs were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $575,000, including principal and interest at rates varying from 3.45% to 10.5% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

Annual principal payment requirements for each of the next five fiscal years are as follows:

Year Ending December 31                               Amount
-----------------------                               ------
1998                                               $   985,412
1999                                                 1,164,697
2000                                                 5,077,756
2001                                                10,809,623
2002                                                   564,797
Thereafter                                          72,607,048
                                                   -----------

                                                   $91,209,333
                                                   ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $21,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (see Note 5).

NOTE 8 - Related Party Transactions

One of the general partners of the Partnership, Related and Cambridge Associates, has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., an affiliate of the Related General Partner, is the managing agent of four of the properties. On November 12, 1997, the property and the related assets and liabilities of Galveston, one of the properties, was sold (see Note 10).

Fees incurred to related parties for the years ended March 25, 1998, 1997 and 1996 were as follows:

                                                  Year Ended March 25,
                                        ----------------------------------------
                                           1998           1997          1996
                                        ----------     ----------     ----------
Partnership management fees (a)         $  654,750     $  765,000     $   60,000
Expense reimbursement (b)                   80,385         82,927         77,677
Property management fees (c)               773,199        804,013        803,312
Local administrative fee (d)                 7,500         10,000         10,000
                                        ----------     ----------     ----------

                                        $1,515,834     $1,661,940     $  950,989
                                        ==========     ==========     ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to approximately $1,877,000 and $1,222,000 were accrued and unpaid as of March 25, 1998 and 1997, respectively.

(b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other ad-

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

ministrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $537,000 and $458,000 were accrued and unpaid as of March 25, 1998 and 1997, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $830,247, $872,604, and $862,480 for the 1997, 1996 and 1995 Fiscal Years,
respectively. Of these fees, $421,184, $437,151, and $433,519, were incurred to affiliates of the subsidiary partnerships. In addition, $547,671, $582,597 and $587,800 were incurred to affiliates of the Related General Partner for the 1997, 1996 and 1995 Fiscal Years, respectively. Of such amounts incurred to affiliates of the Related General Partner, $195,656, $215,735, and $218,007 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

Related and Cambridge Associates, a General Partner of the Partnership, is a special limited partner of each Local Partnership, with a 1% interest in profits, losses and distributions. Distributions aggregating $1,531 and $129 were made to Related and Cambridge Associates for the 1997 and 1996 Fiscal Years.

C/R Florida Associates, L.P., a Delaware limited partnership ("C/R Florida"), is the general partner of Players Club and Suntree, with a 1% interest in profits, losses and distributions. Related Advantaged Residential Associates Inc. is the general partner of C/R Florida.

During September 1988, the Partnership obtained a $793,867 loan from an affiliate of the Related General Partner. This loan accrues interest at the bank's prime rate plus 1% and is repayable from all available cash sources. These funds, together with $2,545,223 of Partnership funds, were advanced by the Partnership to complete the Triangle/Oaks refinancing and to provide adequate working capital for the local partnership. Approximately $2,735,000 was outstanding at both March 25, 1998 and 1997 (see Note 12).

As of March 25, 1998, an affiliate of the Related General Partner advanced $310,926 to the Partnership, none of which was advanced in the 1997, 1996 or 1995 Fiscal Years. These funds were advanced by the Partnership to Sheridan to provide working capital. During the 1997 Fiscal Year, $74,587 was repaid. Such note is noninterest bearing (see Note 12).

As of March 25, 1997, the Partnership and Whitney Management Corporation, an affiliate of the Local General Partner, and the Partnership had advanced $606,445 to Galveston, none of which was advanced during the 1997, 1996 and 1995 Fiscal Years, respectively. These funds were advanced to provide working capital to the subsidiary partnership. Such note is noninterest bearing. In 1997, such advances were forgiven as a result of a sale of the property and the related assets and liabilities of Galveston (see Note 10).

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

The Partnership advanced $473,007 to McAdam in connection with the restructuring of their mortgage debt, none of which was advanced during the 1997, 1996 and 1995 Fiscal Years. Although these advances were treated as voluntary loans as defined in the subsidiary partnership agreement, by separate agreement with the mortgagee, these advances were noninterest bearing. The loan was subordinate to the mortgage notes and repayment was expected only from resale of the Property or refinancing of the mortgage debt. In 1996, such advances were forgiven as a result of a sale of the property and the related assets and liabilities of McAdam (see Note 10).

As of March 25, 1998, the Partnership had advanced Apple Creek approximately $853,000, none of which was advanced during the 1997, 1996 or 1995 Fiscal Years.

Due to local general partners and affiliates at March 25, 1998 and 1997 consists of the following:

                                                            December 31,
                                                  ------------------------------
                                                     1997                1996
                                                  ----------         -----------
Operating deficit loans (*)                       $1,522,075          $1,625,441
Long-term note payable (**)                                0              10,000
Management and other operating advances              109,076              95,799
                                                  ----------         -----------
                                                  $1,631,151          $1,731,240
                                                  ==========          ==========

(*) Operating deficit loans include five and four loans payable to local general partners and affiliates, respectively, which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.

(**) One subsidiary partnership had a long-term note payable to its local general partner. The note, which matured in 1997, required monthly principal payments in the amount of $1,250 plus interest at the prime rate.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                               Year Ended December 31,
                                                                 ------------------------------------------------
                                                                    1997              1996               1995
                                                                 ----------         ---------         -----------
Financial statement net income (loss)                          $    906,578        $6,207,429         $  (548,077)

Difference between depreciation expense recorded
     for financial reporting purposes and the
     accelerated cost recovery system utilized for
     income tax purposes                                         (1,159,303)       (1,174,962)         (1,068,098)

Gain on sale of property                                            420,103         2,672,002                   0

Extraordinary item - forgiveness of indebtedness                    108,797           (64,000)                  0

Debt restructuring                                                  332,796          (318,479)           (352,835)

Loss on impairment of assets                                              0                 0           1,116,378

Other                                                              (213,259)          238,085            (763,090)
                                                                -----------         ---------          ----------

Income (loss) as shown on the income tax return
  for the calendar year ended                                  $    395,712        $7,560,075         $(1,615,722)
                                                                ===========         =========          ==========

NOTE 10 - Sale of Property

On November 12, 1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party for $5,030,000 resulting in a gain in the amount of $1,378,652. Galveston used $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to $8,629,807, resulting in forgiveness of indebtedness income of $3,629,807.

On May 31, 1996, the property and the related assets and liabilities of McAdam were sold to an unaffiliated third party for $14,735,000 resulting in a gain in the amount of $6,108,426 and forgiveness of indebtedness income of $1,320,280 as a result of forgiveness of interest on mortgage debt and advances from the mortgage note holder.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

NOTE 11 - Extraordinary Item - Forgiveness of Indebtedness Income

Extraordinary items-forgiveness of indebtedness consist of the following:

                                              Year Ended March 25,
                                ------------------------------------------------
                                   1998              1997               1996
                                ----------        ----------          ----------
Galveston                       $3,629,807        $        0          $        0
McAdam Park-336 Ltd.                     0         1,320,280           1,092,796
Suncreek                                 0         3,841,303                   0
Woodridge                                0                 0           1,462,450
Westwind II                              0                 0           1,560,716
Harbours                                 0                 0           2,300,269
                                ----------        ----------          ----------

                                $3,629,807        $5,161,583          $6,416,231
                                ==========        ==========          ==========

Galveston
On November 12,1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party for $5,030,000. For financing reporting purposes, forgiveness of indebtedness income of $3,629,807 was realized (see Note 10).

McAdam
On May 31, 1996 the property and the related assets and liabilities of McAdam were sold to an unaffiliated third party for $14,685,000. For financing reporting purposes, forgiveness of indebtedness income of $1,320,280 was realized (see Note 10).

Suncreek
In April 1996, Suncreek completed a refinancing of its mortgage debt resulting in forgiveness of indebtedness income of $3,200,000 which was realized as a result of forgiveness of former mortgage debt. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original purchase price was also forgiven.

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

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

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

NOTE 12 - Commitments and Contingencies

a)  Events of Default and Going Concern

The financial statements for three subsidiary partnerships have been prepared assuming each will continue as a going concern. The circumstances described below, as well as matters discussed in Note 2, raise substantial doubt about the Partnership and its consolidated subsidiaries' ability to continue as a going concern. The auditors for these three subsidiary partnerships modified their reports on the 1997 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The three subsidiary partnerships are Players Club, Suntree and Triangle/Oaks.

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

Players Club at Fort Meyers, Ltd. and Suntree at Fort Meyers, Ltd.
Players Club at Fort Meyers, Ltd. ("Players Club") and Suntree at Fort Meyers, Ltd. ("Suntree") have incurred operating losses and cash flow deficits due to soft market conditions and reduced occupancy levels. At March 25, 1998, Players Club and Suntree have partners' deficiencies of approximately $4,132,000 and $2,980,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The partnerships entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Due to continuing weak market conditions and

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997. Thereafter, the stated rate is to be reinstated unless an agreement can be reached as discussed below. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid from sales/refinancing proceeds. Currently, Suntree and Players Club are in negotiations with the bondholder with regard to a permanent modification of the terms of the bonds, including an extension of maturity of the bonds. Based on current negotiations and issuer approvals, it is expected that such modifications will close in the second quarter of 1998. The forbearance agreement and its terms have been temporarily extended pending closing of this permanent modification. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnerships, which is dependent upon their abilities to meet financing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. As of year-end 1997, the bondholders, pursuant to forbearance and second mortgage agreements have advanced $280,000 and $130,000 to Players Club and Suntree, respectively. Such funds were advanced to cover certain deferred maintenance items and delinquent real estate taxes. These loans will be repaid from available cash flow after payment of bond interest on a self amortizing basis.

The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $3,000 and $20,000 at March 25, 1998 and 1997, respectively. In the case of Suntree, the minority interest balance was approximately $7,000 and $18,000 at March 25, 1998 and 1997, respectively. Players Club's net loss after minority interest amounted to approximately $829,000, $559,000 and $544,000 for the 1997, 1996 and 1995 Fiscal Years, respectively. Suntree's net loss after minority interest amounted to approximately $567,000, $350,000 and $307,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Triangle/Oaks Limited Partnership
During the years ended December 31, 1997 and 1996, the Local Partnership incurred losses of $915,330 and $551,907, respectively. In addition, at December 31, 1997, accounts payable and accrued expenses exceed available cash by $538,226 and total liabilities exceed total assets by $6,997,712. These factors among others may indicate that the Local Partnership will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability that might be necessary should the Local Partnership be unable to continue as a going concern. The partnership has received a commitment from affiliates of the Local General Partner to provide additional cash funding as follows:

                  April 1, 1998                             $  80,000
                  May 1, 1998                                 100,000
                  June 1, 1998                                100,000
                  Thereafter                                   25,000

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998

The cash funds provided will assist the Local Partnership in reducing accounts payable and accrued liabilities. In addition, the cash funds will provide the partnership an opportunity to improve the property; thereby increasing occupancy and improving performance.

The Partnership's investments in Triangle/Oaks has been reduced to zero by prior years' losses. The minority interest balance for Triangle/Oaks was approximately $396,000 and $414,000 at March 25, 1998 and 1997, respectively. Triangle/Oaks net loss after minority interest amounted to approximately $897,000, $588,000 and $402,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 1998, uninsured cash and cash equivalents approximated $241,000.

c)  Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 30% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expire.

Each subsidiary partnership with restricted assets had liabilities in excess of assets at December 31, 1997.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers.

Since November 25, 1997, the General Partners of the Partnership have been Related Advantaged Residential Associates Inc., (Related General Partner), and Related and Cambridge Associates Limited Partnership, both of which are affiliates of The Related Companies, L.P. ("Related"). The general partner of Related is The Related Realty Group, Inc., of which Stephen M. Ross is president, director and a stockholder. The General Partners will manage and control the affairs of the Partnership directly and engage other affiliates of Related, to assist them in connection herewith.

Certain information concerning the directors and executive officers of the Related General Partner (which is also the general partner of Related and Cambridge, the other General Partner of the Partnership) are set forth below.

On November 25, 1997, the Related General Partner and one of the then other general partners of the Partnership, Advantaged Housing Associates, Inc. ("AHA"), consummated a Purchase Agreement pursuant to which the Related General Partner purchased AHA's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired AHA's general partner interest in Related and Cambridge Associates which is also the special limited partner of the Partnership.

Related Advantaged Residential Associates Inc.

Related Advantaged Residential Associates Inc. was incorporated in Delaware on January 25, 1985. The directors and executive officers of the Related General Partner are as follows:

STEPHEN M. ROSS, 58, is president, director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a bachelor of science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a master of laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, is president, a director and a principal shareholder of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University

Graduate School with a master of science degree in psychology; and from Michigan State University with a bachelor of arts degree in history.

D. GARRY MUNSON, 53, graduated from Cornell University with a bachelor of science degree in industrial and labor relations and from the University of Pennsylvania Wharton School of Finance with a Masters in business administration. Mr. Munson founded in 1977, and is currently President and part owner of, Whitney Management Company, and Munson and Company. Whitney Management Company manages residential real estate projects. Munson and Company provides consulting services to the residential real estate industry. Mr. Munson joined Capital in September 1985 as head of the Acquisition Department.

ALAN P. HIRMES, 43, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a bachelor of arts degree.

STUART J. BOESKY, 42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980, was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a bachelor of arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a master of laws degree in taxation from Boston University School of Law.

GLENN F. HOPPS, 35, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42, has served as assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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

At March 25, 1998, security ownership by the General Partners and their affiliates is as listed:

                                                                                             Percentage of
                                                                                              Outstanding
                                     Name of                                                General Partner
Title of Class                Beneficial Ownership                      Amount                  Interest
--------------                --------------------                      ------                  --------
General Partnership           Related Advantaged
Interest in the               Residential                                $16                     33.0%
Partnership                   Associates Inc.

                              Related and Cambridge
                              Associates Limited Partnership               4                     67.0%
                                                                                                -----

                                                                                                100.0%

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

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

Related Service Group, an affiliate of the Related General Partner, provided property management services to three Local Partnerships through July 1997, for which it was paid its usual and customary management fees, aggregating approximately $168,000, $308,000 and $309,000 during the 1997, 1996 and 1995
Fiscal Years, respectively. Commencing August 1, 1997 the properties are managed by Related Management Company, an affiliate of the Related General Partner and were paid approximately $115,000 during the 1997 Fiscal Year.

Whitney Management Corp., an affiliate of the Related General Partner, is the managing agent of four of the properties. Property management fees earned by Whitney Management Corp. were approximately $265,000, $275,000 and $278,000 for the 1997, 1996 and 1995 Fiscal Years, respectively. On November 12, 1997, the property and the related assets and liabilities of Galveston, one of the properties, was sold to an unaffiliated third party for $5,030,000 (see Note 10).

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.      Financial Statements

            Independent Auditors' Report                                             17

            Consolidated Balance Sheets at March 25, 1998 and 1997                   44

            Consolidated Statements of Operations for the Years Ended March 25,
            1998, 1997 and 1996                                                      45

            Consolidated Statements of Changes in Partners' Deficit for the
            Years Ended March 25, 1998, 1997 and 1996                                46

            Consolidated Statements of Cash Flows for the Years Ended March 25,
            1998, 1997 and 1996                                                      47

            Notes to Consolidated Financial Statements                               50

            The financial statements of the Local Partnerships are not included separately herein

(a) 2.      Financial Statements Schedules

            Independent Auditors' Report on Financial Statement Schedules            72

            Schedule III - Real Estate and Accumulated Depreciation                  74

            All other schedules have been omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.      Exhibits

(3A)        Form of Amended and Restated Agreement and Certificate of Limited
            Partnership of the Registrant**

(3B) Amended Certificate of Limited Partnership of the Registrant, as filed with the Secretary of State of the State of Delaware**

(10A)       Form of Escrow Agreement**

(22)        Subsidiaries of the Registrant                                           73

(27)        Financial Data Schedule (filed herewith)                                 75

** Incorporated by reference to exhibits filed with Amendment No. 1 to Cambridge Advantaged Properties II L.P.'s Registration Statement
            Form S-11 Registration File No. 2-98773.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(b)         Reports on Form 8-K

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


             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
                                  (Registrant)


                                        By:   RELATED ADVANTAGED RESIDENTIAL
                                              ASSOCIATES INC.,
                                              a General Partner

Dated:  June 15, 1998

                                              By:   /s/ J. Michael Fried
                                                    --------------------
                                                    J. Michael Fried,
                                                    President and Director


                                        By:   RELATED AND CAMBRIDGE ASSOCIATES,
                                              LIMITED PARTNERSHIP,
                                              a General Partner


                                              By: Related Advantaged Residential
                                                  Associates Inc.,
                                                  its General Partner


Dated:  June 15, 1998

                                                By:   /s/ J. Michael Fried
                                                      --------------------
                                                      J. Michael Fried,
                                                      President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


            Signature                                 Title                                         Date
            ---------                                 -----                                         ----
                                       President and Chief Executive Officer                    June 15, 1998
                                       (Principal executive officer) and
/s/ J. Michael Fried                   Director of Related Advantaged
-------------------                    Residential Associates, Inc.
J. Michael Fried


                                       Senior Vice President (principal                         June 15, 1998
/s/ Alan P. Hirmes                     financial officer) of Related Advantaged
------------------                     Residential Associates, Inc.
Alan P. Hirmes


                                       Treasurer (principal  accounting officer)                June 15, 1998
/s/ Glenn F. Hopps                     of Related Advantaged Residential
------------------                     Associates, Inc.
Glenn F. Hopps



/s/ Stephen M. Ross                    Director of Related Advantaged                           June 15, 1998
-------------------                    Residential Associates, Inc.
Stephen M. Ross


                                       Chairman of the Board, President, Chief                  June 15, 1998
                                       Executive Officer (principal executive
/s/ J. Michael Fried                   officer) and Director of Advantaged
--------------------                   Housing Associates, Inc.
J. Michael Fried

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated June 15, 1998 on page 17, which is based in part on the reports of other auditors, we have also audited supporting Schedule III-March 25, 1998. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), this consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity and its subsidiary partnerships will continue as a going concern. As discussed in Notes 2 and 12, the auditors of three (Fiscal
1997) subsidiary partnerships have modified their reports due to the uncertainties of the subsidiary partnerships' abilities to continue as going concerns. These subsidiary partnerships' losses before extraordinary item aggregated $2,340,047, $1,478,861 and $1,278,519 for the 1997, 1996 and 1995
Fiscal Years, respectively, and their assets constituted 39% and 37% of the Partnership's assets at March 25, 1998 and 1997, respectively. These matters raise substantial doubt about Cambridge Advantaged Properties II Limited Partnership and Subsidiaries ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP

New York, New York
June 15, 1998

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 1998


                                                                        Initial Cost to Partnership  Cost Capitalized
                                                                       -----------------------------   Subsequent to
                                                                                      Buildings and     Acquisition:
Subsidiary Partnership's Residential Property         Encumbrances         Land       Improvements      Improvements
---------------------------------------------         ------------         ----       -------------  ----------------
(2)   Triangle/Oaks Limited Partnership                $19,370,000    $ 1,412,511      $ 17,812,831      $4,961,161
(4)   Sheridan Square Associates of Lawton               8,485,076      1,093,520         8,228,192         459,426
(5)   Apple Creek Associates of Denton, Ltd              7,749,213        398,000         8,517,595        (406,708)
(5)   Galveston-Stewart's Landing, Ltd (a)(g)                    0      1,112,405         6,462,225      (7,574,630)
(2)   Players Club at Fort Myers, Ltd                    9,970,029      3,204,124        10,013,904      (2,178,666)
(2)   Suntree at Fort Myers, Ltd                         7,500,000      2,098,029         8,748,887      (2,185,943)
(3)   Woodridge, Ltd                                     8,100,000      1,368,929         7,072,779         522,680
(6)   The Harbours Associates                           13,241,667      1,449,985        15,323,441        (255,982)
(6)   Westwind II Associates                             4,469,171        322,817         4,919,687         750,207
(3)   Brookwood Apartments L.P.                          5,524,177        368,827         6,803,294          59,463
(1)   Suncreek-268, Ltd                                  6,800,000              0 (b)     9,170,112       4,487,959
(1)   McAdam Park-336, Ltd (f)                                   0              0 (e)    11,027,615     (11,027,615)
                                                       -----------    -----------      ------------    ------------

                                                       $91,209,333    $12,829,147      $114,100,562    $(12,388,648)
                                                       ===========    ===========      ============    ============



                                                     Gross Amount at which Carried At Close of Period
                                                     ------------------------------------------------
                                                                   Buildings and                       Accumulated
Subsidiary Partnership's Residential Property            Land       Improvements           Total       Depreciation
---------------------------------------------            ----       ------------           -----       ------------
(2)   Triangle/Oaks Limited Partnership            $  1,882,423      $ 22,304,080      $ 24,186,503    $ 8,533,611
(4)   Sheridan Square Associates of Lawton            1,093,520         8,687,618         9,781,138      3,794,425
(5)   Apple Creek Associates of Denton, Ltd             398,000         8,110,887         8,508,887      3,704,579
(5)   Galveston-Stewart's Landing, Ltd (a)(g)                 0                 0                 0              0
(2)   Players Club at Fort Myers, Ltd                 2,668,486         8,370,876        11,039,362      3,595,593
(2)   Suntree at Fort Myers, Ltd                      1,667,738         6,993,235         8,660,973      3,020,922
(3)   Woodridge, Ltd                                  1,232,864         7,731,524         8,964,388      3,475,381
(6)   The Harbours Associates                         1,449,985        15,067,459        16,517,444      6,592,713
(6)   Westwind II Associates                            322,817         5,669,894         5,992,711      2,515,791
(3)   Brookwood Apartments L.P.                         368,826         6,862,758         7,231,584      2,926,891
(1)   Suncreek-268, Ltd                               2,000,000 (b)    11,658,071        13,658,071      5,505,534
(1)   McAdam Park-336, Ltd (f)                                0 (e)             0                 0              0
                                                   ------------      ------------      ------------    -----------

                                                   $ 13,084,659      $101,456,402      $114,541,061    $43,665,440
                                                   ============      ============      ============    ===========


                                                                                 Life on which
                                                                                Depreciation in
                                                                                 Latest Income
                                                       Year of                   Statement is
Subsidiary Partnership's Residential Property       Construction   Acquired      Computed(c)(d)
---------------------------------------------       ------------   --------      --------------
(2)   Triangle/Oaks Limited Partnership                  (c)         9/85          40 Years
(4)   Sheridan Square Associates of Lawton               (c)         10/85         30 Years
(5)   Apple Creek Associates of Denton, Ltd              (c)         10/85         30 Years
(5)   Galveston-Stewart's Landing, Ltd (a)(g)            (c)         10/85         15-30 Years
(2)   Players Club at Fort Myers, Ltd                    (c)         10/85         30 Years
(2)   Suntree at Fort Myers, Ltd                         (c)         10/85         30 Years
(3)   Woodridge, Ltd                                     (c)         10/85         7-30 Years
(6)   The Harbours Associates                            (c)         11/85         30 Years
(6)   Westwind II Associates                             (c)         12/85         30 Years
(3)   Brookwood Apartments L.P.                          (c)         12/85         30 Years
(1)   Suncreek-268, Ltd                                  (c)         12/85         27.5 Years
(1)   McAdam Park-336, Ltd (f)                           (c)         12/85         27.5 Years


(a) The total loss on impairment of assets in the amount of $1,116,378 is included in Costs Capitalized Subsequent to Acquisition. See Note 4 in Item 8, Financial Statements and Supplementary Data.
(b) Property was subject to a 99 year land lease expiring 2084. In connection with Suncreek's refinancing in April 1996, Suncreek amended the terms of its partnership agreement with the general partner to reflect the elimination of the land lease together with all accrued and unpaid land lease payments and the general partner's contribution to Suncreek of the underlying land. The land was recorded at $2,000,000 which represents the estimation by Suncreek's management of its fair market value as of the contribution date (see Note 7 to financial statements in Item 8).
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily by the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(d) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.
(e) Land was leased from the former general partner. During December 1991, the bankruptcy court approved the termination of said lease and transfer of title of the property to McAdam Park-336.
(f) On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 were sold to Fannie Mae. (See Note 10 in Item 8. Financial Statements and Supplemental Data).
(g) On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewart Landing, Ltd. were sold to Beal Bank. (See Note 10 in
     Item 8. Financial Statements and Supplemental Data).

Geographic Locations: (1) California, (2) Florida, (3) Kansas, (4) Oklahoma,
                      (5) Texas, (6) Virginia.

                                            Cost of Property and Equipment                        Accumulated Depreciation
                                            ------------------------------                        ------------------------
                                                                            Year Ended March 25,
                                    -----------------------------------------------------------------------------------------------
                                         1998              1997             1996            1998            1997            1996
                                    ------------      ------------    ------------    ------------      ------------    -----------
Balance at beginning of period      $120,889,451      $134,148,347    $135,195,606     $43,124,557      $45,740,159     $41,816,329
Additions during period:
   Improvements                          157,112         2,436,268          69,119
   Depreciation expense                                                                  3,276,844        3,557,303       3,923,830
Reductions during period:
   Dispositions                        6,505,502        15,695,164               0       2,735,961        6,172,905               0
   Loss on impairment                          0                 0       1,116,378               0                0               0
                                    ------------      ------------    ------------    ------------      ------------    -----------

Balance at end of period            $114,541,061      $120,889,451    $134,148,347     $43,665,440      $43,124,557     $45,740,159
                                    ============      ============    ============    ============      ============    ===========


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