Form 10-Q
period 1998-06-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1998-08-04
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ------  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                          ==========    ==========
                                           June 25,      March 25,
                                             1998          1998
                                             ----          ----
ASSETS
Property and equipment - net of
  accumulated depreciation of
  $44,451,765 and $43,665,440
  respectively                           $70,100,653    $70,875,621
Cash and cash equivalents                    843,935      1,011,604
Cash - restricted for tenants'
  security deposits                          634,657        563,247
Mortgage escrow deposits                   2,081,172      1,815,521
Deferred costs, net of accumulated
  amortization of $1,032,190 and
  $983,592, respectively                   2,124,146      2,142,743
Prepaid expenses and other assets            454,163        432,170
                                          ----------     ----------
  Total assets                           $76,238,726    $76,840,906
                                          ==========     ==========

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                 $90,984,951    $91,209,333
  Accounts payable, accrued
   expenses and other liabilities          6,628,943      6,179,587
  Tenants' security deposits payable         634,657        563,247
  Due to general partners of
   subsidiaries and their affiliates       1,396,896      1,631,151
  Due to general partners and
   affiliates                              4,841,370      4,660,761
                                        ------------   ------------
  Total liabilities                      104,486,817    104,244,079
                                         -----------    -----------

Minority interest                          4,881,320      4,911,145
                                        ------------   ------------
Commitments and contingencies
  (Note 3)
Partners' deficit:
  Limited partners                       (32,480,570)   (31,673,628)
  General partners                          (648,841)      (640,690)
                                       -------------  -------------
  Total partners' deficit                (33,129,411)   (32,314,318)
                                         -----------    -----------
  Total liabilities and partners'
   deficit                               $76,238,726    $76,840,906
                                          ==========     ==========


          See Accompanying Notes to Consolidated Financial Statements.

           CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
                                  SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             ==================
                                             Three Months Ended
                                                   June 25,
                                              ----------------
                                             1998          1997*
                                             ----          -----
REVENUES
Rentals, net                              $4,039,565     $4,269,647
Other                                        154,854        189,190
                                          ----------     ----------
Total revenues                             4,194,419      4,458,837
                                           ---------      ---------
EXPENSES
Administrative and management                734,117        685,565
Administrative and management-
  related parties (Note 2)                   366,535        423,369
Operating                                    318,445        354,005
Repairs and maintenance                      540,282        524,837
Taxes and insurance                          476,389        505,843
Interest                                   1,750,646      1,867,562
Depreciation and amortization                834,923        872,130
                                          ----------     ----------
Total expenses                             5,021,337      5,233,311
                                           ---------      ---------

Loss before minority interest               (826,918)      (774,474)
Minority interest in loss of
  subsidiaries                                11,825         11,152
                                          ----------     ----------
Net loss                                  $ (815,093)    $ (763,322)
                                           =========      =========

*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.

           CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
                                  SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                          ========================================
                                          Limited        General
                           Total          Partners       Partners
                           -----          --------       --------

Balance-
 March 26, 1998        $(32,314,318)   $(31,673,628)      $(640,690)

Net loss - three
 months ended
 June 25, 1998             (815,093)       (806,942)         (8,151)
                       ------------     -----------      ----------

Balance-
 June 25, 1998         $(33,129,411)   $(32,480,570)      $(648,841)
                        ===========     ===========        ========



          See Accompanying Notes to Consolidated Financial Statements.

           CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
                                  SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                            ====================

                                             Three Months Ended
                                                  June 25,
                                             ------------------
                                              1998           1997*
                                              ----           -----

Cash flows from operating activities:

Net loss                                   $(815,093)     $(763,322)
                                            --------       --------

Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization              834,923        872,130
  Minority interest in loss of
   subsidiaries                              (11,825)       (11,152)
  Increase in cash-restricted
   for tenants' security deposits            (71,410)       (10,083)
  Increase in mortgage
   escrow deposits                          (265,651)       (76,575)
  Increase in prepaid
   expenses and other assets                 (21,993)       (70,279)
  Increase in accounts payable,
   accrued expenses and other
   liabilities                               449,356        356,497
  Increase in tenants'
   security deposits payable                  71,410         10,083
  Decrease in due to general partners
   of subsidiaries and their affiliates     (234,255)      (143,641)
  Increase in due to general partners
   and affiliates                            180,609        157,686
                                           ---------     ----------

  Total adjustments                          931,164      1,084,666
                                           ---------      ---------

  Net cash provided by operating
   activities                                116,071        321,344
                                           ---------     ----------

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

                                                 ====================
                                                  Three Months Ended
                                                      June 25,
                                                     -----------
                                                1998              1997*
                                             -----------       -----------
Net cash provided by operating
  activities brought forward                     116,071           321,344
                                             -----------       -----------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                      (11,357)                0
                                             -----------       -----------

Net cash used in investing activities            (11,357)                0
                                             -----------       -----------

Cash flows from financing activities:

  Principal payments of mortgage
   notes payable                                (224,382)         (192,849)
  Decrease in capitalization
   of consolidated subsidiaries
   attributable to minority interest             (18,000)          (58,945)
  (Increase) decrease in deferred costs          (30,001)            8,567
                                             -----------       -----------
  Net cash used in financing
   activities                                   (272,383)         (243,227)
                                             -----------       -----------

Net (decrease) increase in cash and
  cash equivalents                              (167,669)           78,117

Cash and cash equivalents-
  beginning of period                          1,011,604         1,225,369
                                             -----------       -----------

Cash and cash equivalents-
  end of period                              $   843,935       $ 1,303,486
                                             ===========       ===========

*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.

           CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
                                  SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 25, 1998 and 1997 include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and ten and eleven subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 25. The Partnership's fiscal quarter ends June 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP"). All subsidiaries have fiscal quarters ending March 31. Accounts of subsidiaries have been adjusted for intercompany transactions from April 1 through June 25.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $500 and $200 for the three months ended June 25, 1998 and 1997, respectively. In consolidation, all subsidiary partnership losses are

           CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
                                  SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1998. In the opinion of the general partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 1998 and the results of operations and cash flows for the three months ended June 25, 1998 and 1997, respectively. However, the operating results for the three months ended June 25, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1998 Annual Report on Form 10-K.

As of June 25, 1998, several subsidiary partnerships are experiencing financial difficulties. There is doubt about the ability of some of the subsidiary partnerships to continue as going concerns. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the subsidiary partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 3 and the Partnership's March 25, 1998 Annual Report on Form 10-K for management's intentions.

           CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
                                  SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

Note 2 - Related Party Transactions

One of the general partners of the Partnership, Related and Cambridge Associates Limited Partnership ("Related and Cambridge Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., an affiliate of the Related General Partner, is the managing agent of four properties. On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewarts Landing, Ltd., one of the properties, was sold.

Fees incurred to related parties for the three months ended June 25, 1998 and 1997 were as follows:


                                            ====================
                                             Three Months Ended
                                                  June 25,
                                               ---------------
                                              1998          1997
                                              ----          ----
Partnership management fees (a)             $161,000       $191,250
Expense reimbursement (b)                     16,000         31,036
Property management fees (c)                 186,535        198,083
Local administrative fee (d)                   3,000          3,000
                                            --------       --------

                                            $366,535       $423,369
                                            ========       ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to approximately $2,038,000 and $1,877,000 were accrued and unpaid as of June 25, 1998 and March 25, 1998, respectively.

(b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reim-

           CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
                                  SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

bursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $553,000 and $537,000 were accrued and unpaid as of June 25, 1998 and March 25, 1998, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $198,198 and $209,797 for the three months ended June 25, 1998 and 1997, respectively. Of these fees $92,516 and $106,399 were incurred to affiliates of the subsidiary partnerships. In addition, $128,514 and $140,261 were incurred to affiliates of the Related General Partner for the three months ended June 25, 1998 and 1997. Of such amounts incurred to affiliates of the Related General Partner, $34,495 and $48,577 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1998.

Item  2.   Management's   Discussion   and   Analysis  of  Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the three months ended June 25, 1998 and 1997 such distributions amounted to approximately $178,000 and $150,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approximately $2,344,000 and $2,060,000 at June 25, 1998 and March 25, 1998, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,591,000 and $2,414,000 were accrued and unpaid as of June 25, 1998 and March 25, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

During the three months ended June 25, 1998, cash and cash equivalents of the Partnership and its ten consolidated Local Partnerships decreased approximately $168,000. This decrease was attributable to acquisitions of property and equipment ($11,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($18,000), an increase in deferred costs ($30,000) and principal payments of mortgage notes payable ($224,000) which exceeded cash flow provided by operating activities ($116,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($835,000).

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the Financial Statements.

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

Results of Operations

Excluding Galveston, which sold its property on November 12, 1997, administrative and management-related and repairs and maintenance, the results of operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three months ended June 25, 1998 and 1997. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 5% for the three months ended June 25, 1998 as compared to the corresponding period in 1997. Excluding Galveston, rental income increased approximately 1% for the three months ended June 25, 1998, as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Other income decreased approximately $34,000 for the three months ended June 25, 1998 as compared to the corresponding period in 1997. Excluding Galveston, such income decreased approximately $26,000 primarily due to lower occupancy levels at one Local Partnership as a result of three new apartment complexes being built in the area, as well as write-offs of uncollectible rents at two other Local Partnerships.

Total expenses excluding Galveston, administrative and management-related parties and repairs and maintenance expense remained fairly consistent with an increase of less than 1% for the three months ended June 25, 1998 as compared to 1997.

Administrative and management-related parties decreased approximately $57,000 for the three months ended June 25, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in partnership management fees and expense reimbursements payable to the General Partners.

Repairs and maintenance increased approximately $15,000 for the three months ended June 25, 1998 as compared to the corre-sponding period in 1997. Excluding Galveston, such expenses increased approximately $50,000 primarily due to carpet replacement, installation of new locks and painting at one Local Partnership.

Operating expense decreased approximately $36,000 for the three months ended June 25, 1998 as compared to the corresponding period in 1997. Excluding Galveston, such expenses remained fairly consistent with a decrease of approximately $10,000.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The litigation described in Note 3 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

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

                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
                                  (Registrant)

                        By:  RELATED ADVANTAGED RESIDENTIAL
                               ASSOCIATES, INC., a General Partner

Date: August 3, 1998

                     By: /s/ Alan P. Hirmes
                         ------------------
                         Alan P. Hirmes,
                         Senior Vice President
                         (principal financial officer)

Date: August 3, 1998

                     By: /s/ Glenn F. Hopps
                         ------------------
                         Glenn F. Hopps,
                         Treasurer
                         (principal accounting officer)

                By:  RELATED AND CAMBRIDGE ASSOCIATES,
                     LIMITED PARTNERSHIP,
                     a General Partner

                     By: Related Advantaged Residential
                                Associates, Inc.,
                                its General Partner

Date: August 3, 1998

                         By: /s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes,
                             Senior Vice President
                             (principal financial officer)

Date: August 3, 1998

                         By: /s/ Glenn F. Hopps
                             ------------------
                             Glenn F. Hopps,
                             Treasurer
                             (principal accounting officer)