Form 10-Q
period 1998-09-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1998-11-09
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                September 25,       March 25,
                                                    1998              1998
                                                -------------       ---------
ASSETS
Property and equipment - net of
  accumulated depreciation of
 $45,238,068 and $43,665,440,
  respectively                                   $69,310,531       $70,875,621
Cash and cash equivalents                            843,956         1,011,604
Cash - restricted for tenants'
  security deposits                                  651,521           563,247
Mortgage escrow deposits                           2,199,752         1,815,521
Deferred costs, net of accumulated
  amortization of and $1,080,789 and
  $983,592, respectively                           2,075,546         2,142,743
Prepaid expenses and other assets                    531,353           432,170
                                                 -----------       -----------
  Total assets                                   $75,612,659       $76,840,906
                                                 ===========       ===========

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                         $90,941,430       $91,209,333
  Accounts payable, accrued
    expenses and other liabilities                 6,747,056         6,179,587
  Tenants' security deposits payable                 651,521           563,247
  Due to general partners of
    subsidiaries and their affiliates              1,396,896         1,631,151
  Due to general partners and
    affiliates                                     5,261,063         4,660,761
                                                 -----------       -----------
  Total liabilities                              104,997,966       104,244,079
                                                 -----------       -----------

Minority interest                                  4,838,071         4,911,145
                                                 -----------       -----------
Commitments and contingencies
  (Note 3)
Partners' deficit:
  Limited partners                               (33,563,597)      (31,673,628)
  General partners                                  (659,781)         (640,690)
                                                 -----------       -----------
  Total partners' deficit                        (34,223,378)      (32,314,318)
                                                 -----------       -----------
  Total liabilities and partners'
    deficit                                      $75,612,659       $76,840,906
                                                 ===========       ===========

          See Accompanying Notes to Consolidated Financial Statements.
                                       2

    CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          Three Months Ended             Six Months Ended
                             September 25,                 September 25,
                      --------------------------    --------------------------
                          1998           1997*          1998           1997*
                      --------------------------    --------------------------
Revenues
Rentals, net          $ 4,138,835    $ 4,197,182    $ 8,178,400    $ 8,466,829
Other                     216,145        189,257        370,999        378,447
                      -----------    -----------    -----------    -----------

Total revenues          4,354,980      4,386,439      8,549,399      8,845,276
                      -----------    -----------    -----------    -----------

Expenses
Administrative and
  management              791,516        792,302      1,525,633      1,477,867
Administrative and
  management-
  related parties
  (Note 2)                395,629        408,964        762,164        832,333
Operating                 344,686        342,808        663,131        696,813
Repairs and
  maintenance             846,283        610,481      1,386,565      1,135,318
Taxes and
  insurance               476,252        527,854        952,641      1,033,697
Interest                1,773,813      1,959,502      3,524,459      3,827,064
Depreciation and
  amortization            834,902        871,999      1,669,825      1,744,129
                      -----------    -----------    -----------    -----------

Total expenses          5,463,081      5,513,910     10,484,418     10,747,221
                      -----------    -----------    -----------    -----------

Loss before
  minority interest    (1,108,101)    (1,127,471)    (1,935,019)    (1,901,945)

Minority interest in
  loss of subsidiaries     14,134         16,496         25,959         27,648
                      -----------    -----------    -----------    -----------

Net Loss              $(1,093,967)   $(1,110,975)   $(1,909,060)   $(1,874,297)
                      ===========    ===========    ===========    ===========

*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.
                                       3

    CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                  Limited              General
                                Total             Partners            Partners
                            --------------------------------------------------
Balance-
 March 26, 1998             $(32,314,318)       $(31,673,628)        $(640,690)

Net loss - six
 months ended
 September 25, 1998           (1,909,060)         (1,889,969)          (19,091)
                            ------------        ------------         ---------

Balance-
 September 25, 1998         $(34,223,378)       $(33,563,597)        $(659,781)
                            ============        ============         =========

          See Accompanying Notes to Consolidated Financial Statements.
                                       4

    CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                        Six Months Ended
                                                          September 25,
                                                 -----------------------------
                                                     1998             1997*
                                                 -----------------------------
Cash flows from operating activities:

Net loss                                         $(1,909,060)      $(1,874,297)
                                                 -----------       -----------
Adjustments to reconcile
  net loss to net cash provided by
  operating activities:

  Depreciation and amortization                    1,669,825         1,744,129
  Minority interest in loss of
   subsidiaries                                      (25,959)          (27,648)
  Increase in cash-restricted
   for tenants' security deposits                    (88,274)          (32,077)
  Increase in mortgage
   escrow deposits                                  (384,231)          (45,600)
  Increase in prepaid
   expenses and other assets                         (99,183)          (74,738)
  Increase in accounts payable,
   accrued expenses and other
   liabilities                                       567,469           615,086
  Increase in tenants'
   security deposits payable                          88,274            32,077
  Decrease in due to general partners
   of subsidiaries and their affiliates             (234,255)         (151,981)
  Increase in due to general partners
   and affiliates                                    600,302           301,019
                                                 -----------       -----------
  Total adjustments                                2,093,968         2,360,267
                                                 -----------       -----------
  Net cash provided by operating
   activities                                        184,908           485,970
                                                 -----------       -----------

*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.
                                       5

    CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                        Six Months Ended
                                                          September 25,
                                                 -----------------------------
                                                     1998             1997*
                                                 -----------------------------
Net cash provided by operating
  activities brought forward                         184,908           485,970
                                                  ----------        ----------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                           (7,538)           (1,141)
                                                  ----------        ----------
Net cash used in investing activities                 (7,538)           (1,141)
                                                  ----------        ----------

Cash flows from financing activities:

  Principal payments of mortgage
   notes payable                                    (267,903)         (394,446)
  Decrease in capitalization
   of consolidated subsidiaries
   attributable to minority interest                 (47,115)         (129,783)
  (Increase) decrease in deferred costs              (30,000)            8,567
                                                  ----------        ----------

  Net cash used in financing
   activities                                       (345,018)         (515,662)
                                                  ----------        ----------

Net decrease in cash and
  cash equivalents                                  (167,648)          (30,833)

Cash and cash equivalents-
  beginning of period                              1,011,604         1,225,369
                                                  ----------        ----------

Cash and cash equivalents-
  end of period                                   $  843,956        $1,194,536
                                                  ==========        ==========

*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.
                                       6

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 25, 1998 and 1997 include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and ten and eleven subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 25. The Partnership's fiscal quarter ends September 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP"). All subsidiaries have fiscal quarters ending June 30. Accounts of subsidiaries have been adjusted for intercompany transactions from July 1 through September 25.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,700 and $800 and $4,200 and $1,000 for the three and six months ended September 25, 1998 and 1997, respectively. In con-

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

solidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1998. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 1998, the results of operations for the three and six months ended September 25, 1998 and 1997 and cash flows for the six months ended September 25, 1998 and 1997, respectively. However, the operating results for the six months ended September 25, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1998 Annual Report on Form 10-K.

As of September 25, 1998, several subsidiary partnerships are experiencing financial difficulties. There is doubt about the ability of some of the subsidiary partnerships to continue as going concerns. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the subsidiary partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 3 and the Partnership's March 25, 1998 Annual Report on Form 10-K for management's intentions.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

Note 2 - Related Party Transactions

One of the General Partners of the Partnership, Related and Cambridge Associates Limited Partnership ("Related and Cambridge Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., an affiliate of the General Partners, is the managing agent of four properties. On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewarts Landing, Ltd., one of the properties, was sold.

Fees incurred to related parties for the three and six months ended September 25, 1998 and 1997 were as follows:

                           Three Months Ended              Six Months Ended
                               September 25,                 September 25,
                         -----------------------       -----------------------
                           1998           1997           1998           1997
                         -----------------------       -----------------------
Partnership manage-
  ment fees (a)          $161,000       $191,250       $322,000       $382,500
Expense reimburse-
  ment (b)                 37,643         19,140         53,643         50,176
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)    134,662        139,009        263,176        279,270
Local administra-
  tive fee (d)              3,000          3,000          6,000          6,000
                         --------       --------       --------       --------
                          336,305        352,399        644,819        717,946
                         ========       ========       ========       ========
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)     59,324         56,565        117,345        114,387
                         --------       --------       --------       --------
Total general and
  administrative-
  related parties        $395,629       $408,964       $762,164       $832,333
                         ========       ========       ========       ========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

payable to the Partnership's General Partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $2,174,000 and $1,877,000 were accrued and unpaid as of September 25, 1998 and March 25, 1998, respectively.

(b) An affiliate of the General Partners performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $590,000 and $537,000 were accrued and unpaid as of September 25, 1998 and March 25, 1998, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $205,993 and $206,314 and $404,191 and $416,111 for the three and six months ended September 25, 1998 and 1997, respectively. Of these fees $97,617 and $107,461 and $190,133 and $213,860 were incurred to affiliates of the subsidiary partnerships. In addition, $134,662 and $139,009 and, $263,176 and $279,270 were incurred to affiliates of the General Partners for the three and six months ended September 25, 1998 and 1997. Of such amounts incurred to affiliates of the General Partners, $38,293 and $50,896 and $72,788 and $99,473 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 25, 1998 and 1997 such distributions amounted to approximately $178,000 and $150,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approximately $2,414,000 and $2,060,000 at September 25, 1998 and March 25, 1998, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,764,000 and $2,414,000 were accrued and unpaid as of September 25, 1998 and March 25, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

During the six months ended September 25, 1998, cash and cash equivalents of the Partnership and its ten consolidated Local Partnerships decreased approximately $168,000. This decrease was attributable to acquisitions of property and equipment ($8,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($47,000), an increase in deferred costs ($30,000) and principal payments of mortgage notes payable ($268,000) which exceeded cash flow provided by operating activities ($185,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($1,670,000).

For a discussion of contingencies affecting certain Local Partnerships, see Notes 1 and 3 to the Financial Statements.

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

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

Results of Operations

Excluding Galveston, which sold its property on November 12, 1997, general and administrative and repairs and maintenance, the results of operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three and six months ended September 25, 1998 and 1997. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 1% and 3% for the three and six months ended September 25, 1998 as compared to the corresponding periods in 1997. Excluding Galveston, rental income increased approximately 5% and 3% for the three and six months ended September 25, 1998, as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Other income increased approximately $27,000 for the three months ended September 25, 1998 as compared to the corresponding period in 1997. Excluding Galveston, such income increased approximately $35,000 primarily due to an increase in security deposits income and late fees at one Local Partnership as well as a small increase at a second Local Partnership.

Total expenses, excluding Galveston, general and administrative and repairs and maintenance expense, remained fairly consistent with decreases of approximately 3% and 2% for the three and six months ended September 25, 1998 as compared to 1997.

General and administrative increased approximately $1,000 and $48,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997. Excluding Galveston, such expenses increased approximately $80,000 and

$176,000 primarily due to an increase in salary expense due to the hiring of new employees at four Local Partnerships.

Repairs and maintenance increased approximately $236,000 and $251,000 for the three and six months ended September 25, 1998 as compared to the corresponding periods in 1997. Excluding Galveston, such expenses increased approximately $281,000 and $331,000 primarily due to exterminating, painting, carpet replacement and driveway repairs at one Local Partnership, plumbing, painting, pool and carpet repairs at a second Local Partnership, and carpet replacement, installation of new locks and painting at a third Local Partnership.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partners have incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by the end of 1998, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

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

Date:  November 6, 1998

                        By:  /s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes,
                             Senior Vice President
                             (principal financial officer)

Date:  November 6, 1998

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

Date:  November 6, 1998

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Senior Vice President
                                 (principal financial officer)

Date:  November 6, 1998

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)