Form 10-Q
period 1998-12-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1999-01-21
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 25, 1998

                                       OR

____    TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                    December 25,      March 25,
                                                        1998           1998
                                                    -----------      -----------
ASSETS
Property and equipment - net of
  accumulated depreciation of
 $46,024,367 and $43,665,440,
  respectively                                      $68,526,908      $70,875,621
Cash and cash equivalents                               829,888        1,011,604
Cash - restricted for tenants'
  security deposits                                     648,313          563,247
Mortgage escrow deposits                              2,705,136        1,815,521
Deferred costs, net of accumulated
  amortization of and $1,037,792 and
  $983,592, respectively                              2,057,665        2,142,743
Prepaid expenses and other assets                       542,803          432,170
                                                    -----------      -----------
Total assets                                        $75,310,713      $76,840,906
                                                    ===========      ===========

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (continued)
                                   (Unaudited)


                                                    December 25,      March 25,
                                                        1998           1998
                                                    -----------      -----------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                         $  90,230,620      $  91,209,333
Accounts payable, accrued
  expenses and other liabilities                   7,591,926          6,179,587
Tenants' security deposits payable                   648,313            563,247
Due to general partners of
  subsidiaries and their affiliates                1,396,895          1,631,151
Due to general partners and
  affiliates                                       5,517,970          4,660,761
                                               -------------      -------------
Total liabilities                                105,385,724        104,244,079
                                               -------------      -------------

Minority interest                                  4,783,371          4,911,145
                                               -------------      -------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                               (34,192,251)       (31,673,628)
  General partners                                  (666,131)          (640,690)
                                               -------------      -------------
Total partners' deficit                          (34,858,382)       (32,314,318)
                                               -------------      -------------
Total liabilities and partners'
  deficit                                      $  75,310,713      $  76,840,906
                                               =============      =============

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                Three Months Ended         Nine Months Ended
                                   December 25,                December 25,
                             ---------------------------------------------------
                                1998          1997        1998          1997*
                             ----------   ----------   -----------   -----------
Revenues

Rentals, net                 $4,216,984   $4,252,149   $12,395,384   $12,718,978
Other                           187,052      189,361       558,051       567,808
                             ----------   ----------   -----------   -----------

Total revenues                4,404,036    4,441,510    12,953,435    13,286,786
                             ----------   ----------   -----------   -----------

Expenses
Administrative and
  management                    775,764      710,772     2,301,397     2,188,639
Administrative and
  management-
  related parties
  (Note 2)                      370,153      311,082     1,132,317     1,143,415
Operating                       302,784      367,038       965,915     1,063,851
Repairs and
  maintenance                   952,878      769,904     2,339,443     1,905,222
Taxes and
  insurance                     492,330      562,438     1,444,971     1,596,135
Interest                      1,792,050    1,898,442     5,316,509     5,725,506
Depreciation and
  amortization                  860,222      862,632     2,530,047     2,606,761
                             ----------   ----------   -----------   -----------

Total expenses                5,546,181    5,482,308    16,030,599    16,229,529
                             ----------   ----------   -----------   -----------

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (continued)
                                   (Unaudited)

                          Three Months Ended            Nine Months Ended
                             December 25,                   December 25,
                       --------------------------------------------------------
                           1998          1997            1998           1997*
                       -----------    -----------    -----------    -----------

Loss before
  minority interest
  and extraordinary
  item                  (1,142,145)    (1,040,798)    (3,077,164)    (2,942,743)
Minority interest
  in loss of
  subsidiaries               4,607         17,463         30,566         45,111
                       -----------    -----------    -----------    -----------

Loss before
  extraordinary item    (1,137,538)    (1,023,335)    (3,046,598)    (2,897,632)

Extraordinary item
  forgiveness of
  indebtedness
  income (Note 3)          502,534              0        502,534              0
                       -----------    -----------    -----------    -----------

Net Loss               $  (635,004)   $(1,023,335)   $(2,544,064)   $(2,897,632)
                       ===========    ===========    ===========    ===========

*Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                                                      Limited          General
                                    Total             Partners         Partners
                                ------------       ------------       ---------
Balance-
  March 26, 1998                $(32,314,318)      $(31,673,628)      $(640,690)

Net loss - nine
  months ended
  December 25, 1998               (2,544,064)        (2,518,623)        (25,441)
                                ------------       ------------       ---------

Balance-
  December 25, 1998             $(34,858,382)      $(34,192,251)      $(666,131)
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

                                                        Nine Months Ended
                                                            December 25,
                                                      1998              1997
                                                   -----------      -----------
Cash flows from operating activities:

Net loss                                           $(2,544,064)     $(2,897,632)
                                                   -----------      -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Extraordinary item - forgiveness
  of indebtedness income
  (Note 3)                                            (502,534)               0
Depreciation and amortization                        2,530,047        2,606,761
Minority interest in loss of
  subsidiaries                                         (30,566)         (45,111)
Increase in cash-restricted
  for tenants' security deposits                       (85,066)         (69,148)
Increase in mortgage
  escrow deposits                                     (889,615)        (311,110)
Increase in prepaid
  expenses and other assets                           (110,633)         (13,889)
Increase in accounts payable,
  accrued expenses and other
  liabilities                                        1,412,339          997,719
Increase in tenants'
  security deposits payable                             85,066           69,148
Increase in due to general partners
  of subsidiaries and their affiliates                  10,000                0
Decrease in due to general partners
  of subsidiaries and their affiliates                (244,256)        (151,981)
Increase in due to general partners
  and affiliates                                       857,209          525,744
                                                   -----------      -----------

Total adjustments                                    3,031,991        3,608,133
                                                   -----------      -----------

Net cash provided by operating
  activities                                           487,927          710,501
                                                   -----------      -----------

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                        Nine Months Ended
                                                            December 25,
                                                        1998           1997
                                                     -----------    -----------
Cash flows from investing activities:

Acquisitions of property and
  equipment                                              (10,214)       (58,812)
                                                     -----------    -----------

Net cash used in investing activities                    (10,214)       (58,812)
                                                     -----------    -----------

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                       (6,281,227)      (591,691)
Borrowings on mortgage notes                           5,805,048              0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                      (97,208)      (129,783)
(Increase) decrease in deferred costs                    (86,042)         8,567
                                                     -----------    -----------
Net cash used in financing
  activities                                            (659,429)      (712,907)
                                                     -----------    -----------

Net decrease in cash and
  cash equivalents                                      (181,716)       (61,218)
Cash and cash equivalents-
  beginning of period                                  1,011,604      1,225,369
                                                     -----------    -----------
Cash and cash equivalents-
  end of period                                      $   829,888    $ 1,164,151
                                                     ===========    ===========
Supplemental disclosure of non-cash activities:
Forgiveness of indebtedness
  income (Note 3)
  Decrease in mortgage notes
  payable                                               (502,534)             0


See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1998
                                   (Unaudited)

Note 1 - General


The consolidated financial statements for the nine months ended December 25, 1998 and 1997 include the accounts of Cambridge Advantaged Properties II Limited Partnership, (the "Partnership"), and ten and eleven subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December
25. The Partnership's fiscal quarter ends December 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP"). All subsidiaries have fiscal quarters ending September 30. Accounts of subsidiaries have been adjusted for intercompany transactions from October 1 through December 25.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $0 and $9,000 and $1,000 for the three and nine months

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1998
                                   (Unaudited)

ended December 25, 1998 and 1997, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1998. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 1998, the results of operations for the three and nine months ended December 25, 1998 and 1997 and cash flows for the nine months ended December 25, 1998 and 1997, respectively. However, the operating results for the nine months ended December 25, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1998 Annual Report on Form 10-K.

As of December 25, 1998, several subsidiary partnerships are experiencing financial difficulties. There is doubt about the ability of some of the subsidiary partnerships to continue as going concerns. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the subsidiary partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncer-

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1998
                                   (Unaudited)


tainties. See Note 5 and the Partnership's March 25, 1998 Annual
Report on Form 10-K for management's intentions.

Note 2 - Related Party Transactions

One of the General Partners of the Partnership, Related and Cambridge Associates Limited Partnership ("Related and Cambridge Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., an affiliate of the General Partners, is the managing agent of three properties.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1998
                                   (Unaudited)


Fees incurred to related parties for the three and nine months ended December 25, 1998 and 1997 were as follows:

                           Three Months Ended      Nine Months Ended
                              December 25,            December 25,
                         ---------------------------------------------
                           1998       1997        1998         1997
                         --------   --------   ----------   ----------
Partnership manage-
  ment fees (a)          $161,000   $111,250   $  483,000   $  493,750
Expense reimburse-
  ment (b)                 11,000     14,000       64,643       64,176
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)    135,797    128,851      398,973      408,121
Local administra-
  tive fee (d)              2,000      2,000        8,000        8,000
                         --------   --------   ----------   ----------
Total general and
  administrative-
  General Partners        309,797    256,101      954,616      974,047
                         --------   --------   ----------   ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)     60,356     54,981      177,701      169,368
                         --------   --------   ----------   ----------
Total general and
  administrative-
  related parties        $370,153   $311,082   $1,132,317   $1,143,415
                         ========   ========   ==========   ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $2,335,000 and $1,877,000 were accrued and unpaid as of December 25, 1998 and March 25, 1998, respectively.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1998
                                   (Unaudited)

(b) An affiliate of the General Partners performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $601,000 and $537,000 were accrued and unpaid as of December 25, 1998 and March 25, 1998, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $208,025 and $195,540 and $612,216 and $611,651 for the three and nine months ended December 25, 1998 and 1997, respectively. Of these fees $100,338 and $102,475 and $290,471 and $316,335 were incurred to affiliates of the subsidiary general partners. In addition, $135,797 and $128,851 and $398,973 and $408,121 were incurred to affiliates of the General Partners for the three and nine months ended December 25, 1998 and 1997. Of such amounts incurred to affiliates of the General Partners, $39,982 and $47,494 and $112,770 and $146,967 are also included in amounts incurred to affiliates of the subsidiary general partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Note Payable

Sheridan Square Associates of Lawton L.P.

On September 17, 1998, Sheridan Square Associates of Lawton Limited Partnership ("Sheridan") obtained financing from NationsBank, N.A. in the amount of $5,200,000. The new loan bears interest at 6.820%, and requires monthly payments of $33,969, which includes interest, for a period of ten years. The

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1998
                                   (Unaudited)

maturity date of the loan is October 1, 2008, when all remaining principal, including accrued interest is due. The loan is secured by a first lien on real estate, including an assignment of rents and profits. As a condition of the new financing, Sheridan agreed to subordinate all remaining debt, including any payment of interest and principal, except as defined in the loan agreement.

Proceeds of the financing were used to pay off the existing First and Second Mortgage due to Lexington Mortgage in the amount of $4,214,883 and $89,380, respectively. In addition, loan proceeds were used to establish certain reserve accounts, related loan costs and a reduction of the Promissory Note due to Whitney Sheridan in the amount of $821,092.

During 1993, the First Mortgage Loan to Lexington Mortgage was restructured, with the former mortgage note being amended and restated. Since the total future cash payment of all new debt was greater than the carrying amount of the old debt, the amount of the original note was not adjusted and no gain was recognized. The current interest rate was adjusted using the interest method. The effective interest rate represented the discount rate that equates the present value of the future cash payments with the carrying amount of the debt. Due to the new financing and the proceeds used to retire the First Mortgage Loan to Lexington Mortgage, the remaining contingent payments that existed at September 30, 1998, net of related costs, no longer existed and was recognized as extraordinary gain in the amount of $502,534.

Note 4 - Sale of Property

Galveston - Stewarts Landing, Ltd.

On November 12, 1997, the property and the related assets and liabilities of Galveston - Stewarts Landing, Ltd. ("Galveston") were sold to an unaffiliated third party for $5,030,000 resulting in a gain in the amount of $1,378,652. Galveston used $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to $8,629,807, resulting in forgiveness of indebtedness income of $3,629,807.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1998
                                   (Unaudited)


Note 5 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the nine months ended December 25, 1998 and 1997 such distributions amounted to approximately $185,000 and $150,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approximately $2,464,000 and $2,060,000 at December 25, 1998 and March 25, 1998,
respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,936,000 and $2,414,000 were accrued and unpaid as of December 25, 1998 and March 25, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

During the nine months ended December 25, 1998, cash and cash equivalents of the Partnership and its ten consolidated Local Partnerships decreased approximately $182,000. This decrease was attributable to acquisitions of property and equipment ($10,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($97,000), an increase in deferred costs ($86,000) and net principal payments of mortgage notes payable ($476,000) which exceeded cash flow provided by operating activities ($488,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is forgiveness of indebtedness income ($503,000) and depreciation and amortization ($2,530,000).

For a discussion of contingencies affecting certain Local Partnerships, see Notes 1 and 5 to the Financial Statements.

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

Results of Operations

Excluding Galveston, which sold its property on November 12, 1997, administrative and management, administrative and management-related parties, operating, repairs and maintenance and forgiveness of indebtedness income, the results of operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three and nine months ended December 25, 1998 and 1997. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 1% and 3% for the three and nine months ended December 25, 1998 as compared to the corresponding periods in 1997. Excluding Galveston, rental income increased approximately 6% and 4% for the three and nine months ended December 25, 1998, as compared to the corresponding periods in 1997 primarily due to an increase in occupancy at two Local Partnerships and rental rate increases.

Total expenses, excluding Galveston, administrative and management, administrative and management-related parties, operating and repairs and maintenance expense, remained fairly consistent with decreases of approximately 1% and 2% for the three and nine months ended December 25, 1998 as compared to 1997.

Administrative and management increased approximately $65,000 and $113,000 for the three and nine months ended December 25, 1998 as compared to the corresponding periods in 1997. Excluding Galveston, such expenses increased approximately $109,000 and $285,000 primarily due to an increase in salary expense due to the hiring of new employees at four Local Partnerships.

Administrative and management-related parties increased approximately $59,000 for the three months ended December 25, 1998 as compared to the corresponding period in 1997. Excluding

Galveston, such expense increased approximately $67,000 primarily due to the lowering of the management fees payable to the General Partners in the third quarter of 1997 due to the sale of Galveston on November 12, 1997.

Operating decreased approximately $64,000 for the three months ended December 25, 1998 as compared to the corresponding period in 1997. Excluding Galveston, such expense decreased approximately $38,000 primarily due to small decreases in utility expenses at two Local Partnerships.

Repairs and maintenance increased approximately $183,000 and $434,000 for the three and nine months ended December 25, 1998 as compared to the corresponding periods in 1997. Excluding Galveston, such expenses increased approximately $241,000 and $572,000 primarily due to plumbing, painting, pool and carpet repairs at a one Local Partnership and carpet replacement, installation of new locks and painting at a second Local Partnership.

Taxes and insurance decreased approximately $70,000 for the three months ended December 25, 1998 as compared to the corresponding period in 1997. Excluding Galveston, such expense remained fairly consistent with a decrease of approximately $22,000.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred by the General Partners are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's

General Partners plan to have these issues fully assessed by early
1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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

                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
                                  (Registrant)

                By:  RELATED ADVANTAGED RESIDENTIAL
                     ASSOCIATES, INC., a General Partner

Date:  January 20, 1999

                     By: /s/ Alan P. Hirmes
                         -----------------------------
                         Alan P. Hirmes,
                         Senior Vice President
                         (principal financial officer)

Date:  January 20, 1999

                     By: /s/ Glenn F. Hopps
                         -----------------------------
                         Glenn F. Hopps,
                         Treasurer
                         (principal accounting officer)

                By:  RELATED AND CAMBRIDGE ASSOCIATES,
                     LIMITED PARTNERSHIP,
                     a General Partner

                     By: Related Advantaged Residential
                         Associates, Inc.,
                         its General Partner

Date:  January 20, 1999

                         By: /s/ Alan P. Hirmes
                             -----------------------------
                             Alan P. Hirmes,
                             Senior Vice President
                             (principal financial officer)

Date:  January 20, 1999

                         By: /s/ Glenn F. Hopps
                             -----------------------------
                             Glenn F. Hopps,
                             Treasurer
                             (principal accounting officer)