Form 10-K
period 1999-03-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1999-06-10
CIK 771996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 1999
OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None
Index to exhibits may be found on page 68
Page 1 of 77

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

Investment Objectives/Government Incentives
The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiaries" or "subsidiary partnerships"), each of which owns or leases and operates an existing residential housing development ("Apartment Complexes") which benefit from financing at rates below those otherwise available from conventional lenders that is made available through various federal and state government programs or through the issuance of tax-exempt bonds ("Advantaged Financing"). In acquiring its interests in the Local Partnerships ("Local Partnership Interests"), the Partnership's investment objectives have been to:

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

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 30% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

The Partnership purchased the Local Partnership Interests for a purchase price consisting in each case of a cash down payment, and a deferred cash payment, as evidenced by an Installment Promissory Note. Such notes were and are payable upon the occurrence of certain events, generally in two stages, upon completion of construction and upon the later of permanent loan closing or attainment of 95% occupancy. The cash payments were made in part as the purchase price of the Local Partnership Interests and in part as capital contributions to the Local Partnerships. Such contributions were generally used by the Local Partnership to pay partnership management fees to the Local General Partners, fees to the Local General Partners for guaranteeing the funding of operating deficits (generally for a period of three to five years and subject to a maximum amount), and payments to Related and Cambridge Associates or its affiliates for acquisition fees, development consulting fees, administrative service fees, and organizational expense reimbursements in an amount of up to 6.6% of the aggregate cash payments made by the Partnership to the Local Partnership and the persons from whom the Partnership purchased its Local Partnership Interest.

As of March 25, 1999, several Local Partnerships are experiencing financial difficulties. As a consequence, recoverability of a significant portion of the Partnership's investments will depend upon material improvements in their operating results and their ability to meet debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnership has not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

Item 2.  Properties.

As of March 25, 1999, the Partnership holds a 98% Limited Partnership Interest in 10 Local Partnerships each of which owns an Apartment Complex. The original underlying properties in two of the Local Partnerships in which the Partnership had an interest have been sold. See Item 1, Business-Sales of Underlying Properties. Set forth below is certain information concerning the Apartment Complexes and their operations and financing. See Schedule III to the consolidated financial statements included herein for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in California (1), Florida (3), Kansas (2), Oklahoma (1), Texas (1) and Virginia (2). Three of the Apartment Complexes are in the suburbs of major cities, while the remaining Apartment Complexes are in close proximity to the downtown business districts of their respective cities. The Apartment Complexes are occupied by low, moderate and middle-income tenants. The occupancy rates are set forth below. The aggregate number of rental units contained in the Apartment Complexes is 2,916. The largest Apartment Complex contains 520 units and the smallest contains 156 units.

All of the Apartment Complexes are subject to existing permanent first mortgage loans ("Mortgage Loans on Real Estate"). See
Schedule III.

LOCAL PARTNERSHIP SCHEDULE
      							Percentage of Units
Name and Location of  		Government  	Occupied at December 31,
Property (Number of Units)  	Assistance(a)  1998  1997  1996  1995  1994
Triangle/Oaks
Limited Partnership  		Tax exempt
  Jacksonville, FL (520)  	financing  92%  83.9%  84%  91%  93%
Sheridan Square
Associates of Lawton  		Conventional
  Lawton, OK (276)  		financing  92%  93.4%  87%  88%  96%
Apple Creek
Associates of Denton, Ltd  	Tax exempt
  Denton, TX (308)  		financing  96%  87.7%  96%  97%  93%
Galveston-Stewart's
Landing, Ltd
  Galveston, TX (216)  		Sec.221(d)(4)  (c)  (c)  88%  96%  88%
Woodridge, Ltd  			Tax exempt
  Lenexa, KS (248)  		financing  98%  98%  99%  95%  96%
Players Club
at Fort Myers, Ltd  		Tax exempt
  Ft. Myers, FL (288)  		financing  77%  83.1%  79%  90%  92%
Suntree at Fort Myers, Ltd  	Tax exempt
  Ft. Myers, FL (240)  		financing  97%  97.9%  90%  94%  95%
The Harbours Associates  	Tax exempt
  Newport News, VA (396)  	financing  99%  91.5%  95%  92%  92%
Brookwood
Apartments L.P.
  Wichita, KS (216)  		Sec.221(d)(4)  94%  97.2%  97%  97%  95%
Westwind II Associates 		Tax exempt
  Roanoke, VA (156)  		financing  95%  98%  98%  97%  98%
McAdam Park-336, Ltd  		Tax exempt
  Palmdale, CA (336)  		financing  (b)  (b)  (b)  50%  62%
Suncreek-268, Ltd  		Tax exempt
  Sacramento, CA (268)  	financing  95%  96.2%  96%  93%  94%

(a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either federal or state subsidies. HUD, through FHA, administers a variety of subsidies for low and moderate-income housing. FHA administers similar housing programs for nonurban areas. The federal programs generally provide one or a combination of the following forms of assistance: (1) mortgage loan insurance and (2) rental subsidies.

1) Mortgage Loan Insurance. HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220.
Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to nonprofit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, nonprofit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a nonprofit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

2) Rental Subsidies. Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for Section 8 payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.

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

Management continuously reviews the physical state of the properties and budgets improvements when required, which are generally funded from cash flows from operations or release of replacement reserve escrows.

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

(b) On May 31, 1996, the property and the related assets and liabilities of McAdam were sold to an unaffiliated third party
(see Item 7, below).

(c) On November 12, 1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party (see Item 7, below).

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant's Limited Partnership
Interests and Related Security Holder Matters.

As of March 25, 1999, the Partnership had issued and outstanding
7,150 Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate gross proceeds of $35,750,000.

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

As of May 1, 1999, there were 2,943 registered holders of Limited Partnership Interests.

The Partnership has made no distributions to its Limited Partners since its inception on June 25, 1985. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes which receive Governmental Assistance under programs which in some instances restrict the cash return available to owners (see Item 8). Therefore, the Partnership does not anticipate providing significant cash distributions from operations to its Limited Partners.

There continues to be a number of requests for the list of holders of limited partnership interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership.  Additional detailed financial information is set forth in the audited financial statements and footnotes contained in Item 8 hereof and in Schedules contained in Item 14 hereof.
              Year Ended March 25,
OPERATIONS    1999      1998      1997      1996      1995
Revenues  $17,669,485  $19,260,738  $  24,916,993  $  19,483,652  $  19,418,028
Operating
expenses  (21,861,271)  (21,939,186)  (23,746,261)  (25,288,830)  (24,345,121)
Loss on
impairment of
assets  		0  		0  		0  		(1,116,378)  	0
Minority
interest     41,717     (44,781)    (124,886)    (42,752)    (15,637)
(Loss) income
before
extraordinary
item  (4,150,069)  (2,723,229)  1,045,846  (6,964,308)  (4,942,730)
Extraordinary item -
forgiveness of
indebtedness     501,769   3,629,807    5,161,583    6,416,231    3,494,274
Net (loss)
income   $   (3,648,300)  $   906,578  $  6,207,429  $  (548,077)  $   (1,448,456)
Number of
limited
partnership
units
outstanding       7,150     7,150       7,150       7,150       7,150
Per Limited
Partnership Unit:
(Loss) income before
extraordinary
item  $    (575)  $    (377)  $    145  $    (964)  $    (684)
Extraordinary
item       69      502      715      888      484
Net (loss)
income   $    (506)  $     125  $    860  $     (76)  $     (200)
              		Year Ended March 25,
FINANCIAL POSITION    1999      1998      1997      1996      1995
Total
assets  $  74,705,306  $  76,840,906  $  84,212,602  $  94,239,730  $  97,393,817

Long-term
obligations  $  89,892,922  $  91,209,333  $  98,340,680  $116,955,198  $120,109,587

Total
liabilities  $106,041,794  $104,244,079  $112,321,944  $130,038,490  $132,687,043

Minority
interest  $  4,626,130  $  4,911,145  $  5,111,554  $  3,629,565  $  3,587,022

During the years ended March 25, 1995 through 1999, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. There was a decrease in long-term obligations and total liabilities in both 1996 and 1995 due to forgiveness of indebtedness at Harbours, Westwind II, Woodbridge and at Triangle/Oaks Partnerships, respectively. For the year ended March 25, 1996, there was also a decrease in assets due to a loss on impairment of assets. During the years ended March 25, 1997 and 1998 total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8, Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1997 and 1998 primarily due to the decrease in mortgage notes payable satisfied by the sales price of the properties which were sold and the forgiveness of indebtedness of mortgage debt and payments to the note holders. Long-term obligations decreased for the year ended March 25, 1999 primarily due to the forgiveness of indebtedness related to the mortgage refinancing at Sheridan Square (See Note 7 in Item 8, Financial Statements and Supplementary Data). Total liabilities increased for the year ended March 25, 1999 primarily due to the advances made by the Related General Partners to meet third party obligations and the accrual of certain fees and expense reimbursements owed to the General Partners.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

General
The Partnership's capital has been invested primarily in 12 Local Partnerships in which the Partnership made an initial investment of $29,354,485 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. Through the fiscal year ended March 25, 1999, the properties and the related assets and liabilities owned by two Local Partnerships were sold to unaffiliated third parties. In addition, the Partnership has obtained loans from an affiliate of the Related General Partner, which together with Partnership funds, have been advanced to four Local Partnerships. Cumulatively, approximately $994,000 of such advances were forgiven as a result of the above sales. As of March 25, 1999, the Partnership owned interests in 10 Local Partnerships.

Cash of the Partnership and its consolidated subsidiaries increased by approximately $438,000 during the 1998 Fiscal Year. This increase is attributable to cash provided by operating activities ($1,583,000) which exceeded net principal payments of mortgage notes payable ($815,000), acquisition of property and equipment ($85,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($187,000) and an increase in deferred costs ($89,000).
Included in the adjustments to reconcile the net loss to cash flow provided by operating activities forgiveness of indebtedness income ($502,000) and depreciation and amortization ($3,255,000).

The Partnership's primary source of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the years ended March 25, 1999 (the "1998 Fiscal Year"), March 25, 1998 (the "1997 Fiscal Year") and 1997 (the "1996 Fiscal Year"), such distributions amounted to approximately $192,000, $150,000 and $13,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with the remaining unpaid balance of advanced funds equaling approximately $2,859,000, $2,060,000 and $2,067,000 as of March 25, 1999, 1998
and 1997, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,122,000, $2,414,000 and $1,680,000 were accrued and unpaid as of March 25, 1999, 1998 and 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners, have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

For a discussion of contingencies affecting certain Local
Partnerships, see Results of Operations of Certain Local
Partnerships below.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the United States is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 25, 1999, the Partnership has recorded approximately $1,116,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 1998, 1997 and 1996 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, administrative and management-related parties, repairs and maintenance, and forgiveness of indebtedness income, remained fairly consistent for the 1998, 1997 and 1996 Fiscal Years. The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and amortization, and mortgage interest.

Net (loss) income for the 1998, 1997 and 1996 Fiscal Years totaled $(3,648,300), $906,578 and $6,207,429, respectively.

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

1998 vs. 1997
Rental income decreased approximately 2% for the 1998 Fiscal
Year as compared to the 1997 Fiscal Year. Excluding Galveston which sold its property on November 12, 1997, rental income increased approximately 4% primarily due to rental sale increases.

Other income increased approximately 32% for 1998 Fiscal Year as compared to the 1997 Fiscal Year. Excluding Galveston which sold its property on November 12, 1997, other income increased approximately 36% primarily due to an increase in late charges at two Local Partnerships.

Total expenses, excluding Galveston and repairs and maintenance, remained fairly consistent with an increase of approximately 1% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year.

Repairs and maintenance increased approximately $194,000 for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. Excluding
Galveston, such expenses increased approximately $400,000 primarily due to plumbing repairs, painting and cabinet and door replacements at two Local Partnerships.

Forgiveness of indebtedness income of approximately $502,000 was recorded in the 1998 Fiscal year. (See Note 11 Financial
Statements and Supplemental Data).

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

Total expenses, excluding McAdam and Galveston, and repairs and maintenance, remained fairly consistent with a decrease of approximately 1% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

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

Results of Operations of Certain Local Partnerships

Players Club at Fort Myers, Ltd. and Suntree at Fort Myers, Ltd. Players Club at Fort Myers, Ltd. ("Players Club") and Suntree at Fort Myers, Ltd. ("Suntree") have incurred operating losses and cash flow deficits due to soft market conditions and reduced occupancy levels. At March 25, 1999, Players Club and Suntree have partners' deficiencies of approximately $5,011,000 and $3,336,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The Partnerships entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Due to continuing weak market conditions and a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997. Thereafter, the stated rate is to be reinstated unless an agreement can be reached as discussed below. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid from sales/refinancing proceeds. Currently, Suntree and Players Club are in negotiations with the bondholder and the issuer with regard to a permanent modification of the terms of the bonds, including an extension of maturity of the bonds. Based on the schedule and issuer approvals, it is now expected that such modifications will close in the second quarter of 1999. The forbearance agreement and its terms have been temporarily extended pending closing of this permanent modification. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnerships, which is dependent upon their abilities to meet financing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. As of year-end 1998, the bondholders, pursuant to forbearance and second mortgage agreements have advanced $280,000 and $130,000 to Players Club and Suntree, respectively. Such funds were advanced to cover certain deferred maintenance items and delinquent real estate taxes. These loans will be repaid from available cash flow after payment of bond interest on a self amortizing basis.

The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $0 and $3,000 at March 25, 1999 and 1998, respectively. In the case of Suntree, the minority interest balance was approximately $0 and $7,000 at March 25, 1999 and 1998, respectively. Players Club's net loss after minority interest amounted to approximately $877,000, $829,000 and $559,000 for the 1998, 1997 and 1996
Fiscal Years, respectively. Suntree's net loss after minority interest amounted to approximately $350,000, $567,000 and $350,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Triangle/Oaks Limited Partnership
During the years ended December 31, 1998, 1997 and 1996, the Local Partnership incurred losses of $1,035,346, $915,330 and $551,907, respectively. In addition, at December 31, 1998, accounts payable and accrued expenses excluding mortgage notes payable exceed available cash by $660,343 and total liabilities exceed total assets by $8,033,058. These factors among others may indicate that the Local Partnership will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability that might be necessary should the Local Partnership be unable to continue as a going concern. The Partnership has received a commitment from affiliates of the Local General Partner to provide additional cash funding anticipated to be $25,000 per month. During the 1998 Fiscal Year, the Partnership advanced approximately $540,000 to the Local Partnership. Approximately $3,325,000 and $2,735,000 was outstanding at March 25, 1999 and 1998. Such amounts will be voluntary loans.

The cash funds provided will assist the Local Partnership in reducing accounts payable and accrued liabilities. In addition, the cash funds will provide the Partnership an opportunity to improve the property; thereby increasing occupancy and improving performance.

The Partnership's investments in Triangle/Oaks Limited Partnership ("Triangle/Oates") has been reduced to zero by prior years' losses. The minority interest balance for Triangle/Oaks was approximately $375,000 and $396,000 at March 25, 1999 and 1998, respectively. Triangle/Oaks net loss after minority interest amounted to approximately $1,015,000, $897,000 and $588,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

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

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners have upgraded their computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partners recently underwent a conversion of their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partner are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs, for example, for such items as fuel, utilities and labor.

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

There continues to be a number of requests for the list of holders of limited partnership interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 8.	Financial Statements and Supplementary Data.
		Sequential
		      							Page
(a) 1.	Financial Statements

	Independent Auditors' Report					18

	Consolidated Balance Sheets at March 25, 1999
	and 1998								45

	Consolidated Statements of Operations for the Years
	Ended March 25, 1999, 1998 and 1997				46

	Consolidated Statements of Changes in Partners'
	Deficit for the Years Ended March 25, 1999, 1998
	and 1997								47

	Consolidated Statements of Cash Flows for the Years
	Ended March 25, 1999, 1998 and 1997				48

	Notes to Consolidated Financial Statements		50

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries as of March 25, 1999 and 1998, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 11 subsidiary partnerships whose (losses) income aggregated ($2,845,749), $2,252,981 and ($14,557) during the 1998, 1997 and 1996 Fiscal Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 25, 1999 and 1998, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries at March 25, 1999 and 1998, and the results of their operations, and their cash flows for the years ended March 25, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity will continue as a going concern. As discussed in Notes 2 and 12, the auditors of three (Fiscal 1998) subsidiary partnerships have modified their reports due to the uncertainties of the subsidiary partnerships' abilities to continue as going concerns. These subsidiary partnerships' losses aggregated $2,271,589, $2,340,047 and $1,478,861 for the 1998, 1997 and
1996 Fiscal Years, respectively, and their assets constituted 39% of the Partnership's assets at March 25, 1999 and 1998, respectively. These matters raise substantial doubt about Cambridge Advantaged Properties II Limited Partnership and Subsidiaries' abilities to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP
New York, New York

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



ASSETS
            					March 25,
      					1999          1998
Property and equipment -
at cost, less accumulated
  depreciation (Notes 2, 4 and 7)  $  67,909,812  $  70,875,621
Cash and cash equivalents
(Notes 2 and 12)  				1,449,846  1,011,604
Cash - restricted for tenants'
security deposits  				583,583  	563,247
Mortgage escrow deposits
(Notes 5 and 7)  					2,476,406  1,815,521
Deferred costs, net of
accumulated amortization
  (Notes 2 and 6)  				2,027,363  2,142,743
Prepaid expenses and
other assets      				258,296       432,170

Total assets  				$  74,705,306  $  76,840,906

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Mortgage notes payable
(Notes 7 and 10)  			$  89,892,922  $  91,209,333
Accounts payable,
accrued expenses and other
liabilities  					7,434,059  6,179,587
Tenants' security deposits
payable  						583,583  	563,247
Due to general partners of
subsidiaries and their
affiliates  					1,581,637  1,631,151
Due to general partners
and affiliates
(Note 8)    					6,549,593    4,660,761

      					106,041,794  104,244,079

Minority interest
(Note 2)    					4,626,130    4,911,145


Commitments and contingencies (Note 12)

Partners' deficit:

Limited Partner  					(35,285,445)  (31,673,628)
General Partner      				(677,173)      (640,690)

Total partners'
deficit   						(35,962,618)   (32,314,318)

Total liabilities and
partners' deficit  				$  74,705,306  $  76,840,906

See accompanying notes to consolidated financial statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
             Year Ended March 25,
      	1999          1998          1997*
Revenues
Rental, net  $16,886,576  $17,286,847  $17,942,395
Other  		782,909  595,239  866,172
Gain on sale
of property
(Note 10)          0   1,378,652    6,108,426
Total revenues  17,669,485  19,260,738  24,916,993

Expenses
Administrative and
management  	2,568,878  2,552,217  2,936,910
Administrative and
management-related
  parties (Note 8)  1,517,990  1,515,834  1,661,940
Operating  		1,636,671  1,698,501  1,700,813
Repairs and
maintenance  	3,696,346  3,501,972  3,366,076
Taxes and
insurance  		1,968,689  2,105,144  2,198,318
Interest  		7,217,812  7,109,841  8,158,391
Depreciation and
amortization    	3,254,885    3,455,677    3,723,813

Total expenses  	21,861,271  21,939,186  23,746,261

(Loss) income before
minority interest and
  extraordinary item  (4,191,786)  (2,678,448)  1,170,732

Minority interest in
(income) loss of
subsidiaries       41,717      (44,781)    (124,886)

(Loss) income before
extraordinary item  (4,150,069)  (2,723,229)  1,045,846

Extraordinary item -
forgiveness of
indebtedness
  income (Note 11)     501,769    3,629,807    5,161,583

Net (loss) income  $ (3,648,300)  $   906,578  $  6,207,429

(Loss) income before
extraordinary item -
  limited partners  $ (4,108,568)  $ (2,695,997)  $  1,035,388
Extraordinary item -
limited partners     496,751    3,593,509    5,109,967
Net (loss) income -
limited partners  $ (3,611,817)  $   897,512  $  6,145,355

Number of limited
partnership units outstanding       7,150      7,150       7,150

Per limited partnership unit:
(Loss) income before
extraordinary item  $       (575)  $      (377)  $      145
Extraordinary item          69         502        715
Net (loss) income  $       (506)  $       125  $      860

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

CAMBRIDGE ADVANTAGED PROPERTIES II  LIMITED PARTNERSHIP AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

    					Limited  General
      		Total     Partners  Partners
Balance -
March 26, 1996  $(39,428,325)  $(38,716,495)  $(711,830)

Net income    	6,207,429    6,145,355    62,074

Balance -
March 25, 1997  (33,220,896)  (32,571,140)  (649,756)

Net income     	906,578     	897,512    9,066

Balance -
March 25, 1998  (32,314,318)  (31,673,628)  (640,690)

Net loss    	(3,648,300)    (3,611,817)    (36,483)

Balance -
March 25, 1999  $(35,962,618)  $(35,285,445)  $(677,173)

See accompanying notes to consolidated financial statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
             			Year Ended March 25,
      			1999          1998          1997

Cash flows from
operating activities:
Net (loss) income  		$(3,648,300)  $   906,578  $ 6,207,429
Adjustments to
reconcile net (loss) income
  to net cash provided by
operating activities:
Gain on sale of property  		0  (1,378,652)  (6,108,426)
Extraordinary item -
forgiveness of indebtedness  (501,769)  (3,629,807)  (5,161,583)
Depreciation and amortization  3,254,885  3,455,677  3,723,813
Minority interest in
(loss) income of subsidiaries  (41,717)  44,781  124,886
(Increase) decrease
 in assets:
Cash-restricted for
tenants' security deposits  	(20,336)  9,377  (29,412)
Mortgage escrow deposits  	(690,945)  248,861  (664,035)
Prepaid expenses
and other assets  		173,874  (5,279)  (100,225)
Increase (decrease)
in liabilities:
Accounts payable,
accrued expenses and
  other liabilities  		1,254,472  396,554  2,017,692
Tenants' security
deposits payable  			20,336  (9,377)  29,142
Increase in due to
general partners of
  subsidiaries and
their affiliates  			40,000  48,277  248
Decrease in due to
general partners
of subsidiaries
  and their affiliates  		(146,013)  (148,366)  (29,377)
Due to general partners
and affiliates   			1,888,832     856,112     979,087

Total adjustments   		5,231,619    (111,842)  (5,218,190)

Net cash provided by
operating activities   		1,583,319     794,736    989,239

Cash flows from
investing activities:
Proceeds from the
sale of property  			0  		5,030,000  	0
Acquisition of property
and equipment  			(84,876)  (157,112)  (436,268)
(Increase) decrease in
mortgage escrow deposits -
  replacement reserves     	30,060     (168,813)    520,459

Net cash (used in) provided by
investing activities    	(54,816)   4,704,075      84,191

Cash flows from
financing activities:
Proceeds from
mortgage notes payable  	5,200,000  		0  		0
Principal payments of
mortgage notes payable  	(6,014,642)  (5,591,258)  (729,518)
(Decrease) increase in
minority interest  		(186,799)  (129,885)  410,202
(Increase) decrease in
deferred costs       		(88,820)       8,567    (551,267)
Net cash used in
financing activities    	(1,090,261)   (5,712,576)    (870,583)

Net increase (decrease)
in cash and cash equivalents  	438,242  (213,765)  202,847
Cash and cash equivalents
at beginning of year    	1,011,604    1,225,369   1,022,522
Cash and cash equivalents
at end of year  			$  1,449,846  $  1,011,604  $  1,225,369

Supplemental disclosure
of cash flows information:

Cash paid during the year
for interest  			$  6,094,273  $  6,866,054  $  6,511,044

Supplemental disclosures
of noncash investing
  and financing activities:

Acquisition of property and equipment
  contributed by minority interest
  shareholders  			$        0  $         0  $(2,000,000)

Increase in minority interest attributable
  to accrued distributions to general partners
  of subsidiaries  			56,499  		0  		0

Forgiveness of indebtedness:
Decrease in mortgage
notes payable  			(501,769)  (1,540,089)  (10,000,000)
Issuance of mortgage
notes payable  				0  		0  		6,800,000
Decrease in accounts
payable, accrued
  expenses and other liabilities  	0  	(1,790,717)  (1,320,280)
Decrease in due to selling partners  0  		0  		(641,303)
Decrease in due to general partners and
affiliates  				0  	(299,001)  			0

Summarized below are the components
  of the gain on sale of property:

Decrease in mortgage notes payable
  satisfied by sales price  		0  		0  		(14,685,000)
Decrease in property and equipment,
  net of accumulated depreciation  	0  		3,769,541  		9,522,260
Decrease in cash - restricted for tenants'
  security deposits  			0  		0  			58,386
Decrease in mortgage escrow deposits  0  		0  			123,873
(Increase) decrease in prepaid expenses
  and other assets  			0  		(2,888)  		62,391
Decrease in accounts payable, accrued
  expenses and other liabilities  	0  		0  			(85,456)
Decrease in tenants' security
deposits payable  			0  		0  			(51,781)
Decrease in minority interest  	0  		(115,305)  		(1,053,099)

See accompanying notes to consolidated financial statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND
SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 25, 1999


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

As of March 25, 1999, the Partnership holds an interest in 10 Local Partnerships which own 10 Apartment Complexes. Through the fiscal year ended March 25, 1999, the properties and related assets and liabilities owned by two Local Partnerships were sold to unaffiliated third parties (see Note 10).

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Going Concern

As of March 25, 1999, several Local Partnerships are experiencing financial difficulties. There is substantial doubt about the Partnership's ability to continue as a going concern. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. There can be no assurance that the Partnership will be successful in obtaining such financing. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 12 for management's intentions.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and ten subsidiary partnerships (1998 Fiscal
Year), eleven subsidiary partnerships (1997 Fiscal Year) one of which only has activity through the date of sale of its property and the related assets and liabilities which occurred on November 12, 1997 and twelve subsidiary partnerships (1996 Fiscal Year), one of which only has activity through the date of sale of its property and the related assets and liabilities which occurred on May 31, 1996. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $15,000, $0 and $2,200, for the years ended March 25, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively). In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of less than three months.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 25, 1999, the Partnership has recorded approximately $1,116,000 as a loss on impairment of assets.

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

h)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3  -Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Mortgage Escrow Deposits and Cash-
Restricted for Tenants' Security Deposits
The carrying amount approximates fair value.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:
      		March 25, 1999          March 25, 1998
     			Carrying      		Carrying
     			Amount    Fair Value    Amount    Fair Value
Mortgage Notes Payable for
  which it is:
Practicable to estimate
fair value  	$87,398,061  $86,650,171  $87,892,564  $87,212,374
Not Practicable  $  2,494,861  *  		  $  3,316,769  *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

Accounts Payable and Accrued Expenses

The estimated fair value of the Partnership's accounts payable and accrued expenses which are different than carrying value are as follows:
      		March 25, 1999          March 25, 1998
     			Carrying      		Carrying
     			Amount    Fair Value    Amount    Fair Value
Accounts payable and accrued
  expenses for which it is:
Practicable to estimate
fair value  	$2,953,097  $440,070  $2,437,624  $  306,840

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:
             		     		     March 25,          Estimated
      					1999         1998       Useful Lives
Land*  				$ 13,084,659  	$ 13,084,659
Buildings and improvements  	  96,145,887  	  96,134,562  10-40 Years
Furniture and fixtures     	   5,395,391     	   5,321,840  5-10 Years

    					  114,625,937  114,541,061

Less:  Accumulated depreciation   (46,716,125)  (43,665,440)

    					$ 67,909,812  $ 70,875,621

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

Depreciation expense for the 1998, 1997 and 1996 Fiscal Years amounted to $3,050,685, $3,276,844 and $3,557,303, respectively.

During the 1997 and 1996 Fiscal Years, there was a decrease in accumulated depreciation in the amount of approximately
$2,736,000 and $6,173,000 due to the sale of Galveston and McAdam, respectively (see Note 10).

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:
                      			March 25,
            			1999                  1998
Reserve for replacements    $  1,016,492    $1,046,552
Real estate taxes,
insurance and other      	1,459,914       768,969

        				$  2,476,406    $1,815,521

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of
amortization are as follows:
                       			March 25                Period
            			1999                 1998     (Months)
Organization fee (a)(b)     $   102,709  $   102,709    60
Bond and financing fees    	2,995,526    3,023,626    65-240
    					3,098,235    3,126,335

Less:  Accumulated
amortization    			(1,070,872)     (983,592)

    					$2,027,363    $2,142,743

(a) Represents fees to the Partnership's general partners and affiliates.

(b) Payable from capital contributions of the Partnership to the subsidiary partnerships.

Amortization of deferred costs for the 1998, 1997 and 1996
Fiscal Years aggregated $204,200, $178,833 and $166,510,
respectively.

During the 1998 and 1997 Fiscal Years, respectively, approximately $117,000 and $37,000 of fully amortized deferred costs were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $529,000, including principal and interest at rates varying from 3.9% to 10.5% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements for each of the next five fiscal years are as follows:

Year Ending December 31	   Amount

1999				$     813,962
2000					2,239,324
2001					8,573,523
2002					632,618
2003					771,902
Thereafter			 76,861,593

				$89,892,922

The mortgage agreements require monthly deposits to replacement reserves of approximately $26,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (see Note 5).

Sheridan Square Associates of Lawton L.P.

On September 17, 1998, Sheridan Square Associates of Lawton Limited Partnership ("Sheridan") obtained financing from NationsBank, N.A. in the amount of $5,200,000. The new loan bears interest at 6.820%, and requires monthly payments of $33,969, which include interest, for a period of ten years. The maturity date of the loan is October 1, 2008, when all remaining principal, including accrued interest is due. The loan is secured by a first lien on real estate, including an assignment of rents and profits. As a condition of the new financing, Sheridan agreed to subordinate all remaining debt, including any payment of interest and principal, except as defined in the loan agreement.

Proceeds of the financing were used to pay off the existing First and Second Mortgage due to Lexington Mortgage in the amount of $4,293,868 and $91,407, respectively. In addition, loan proceeds were used to establish certain reserve accounts, related loan costs and a reduction of the Promissory Note due to Whitney Sheridan in the amount of $821,908.

During 1993, the First Mortgage Loan to Lexington Mortgage was restructured, with the former mortgage note being amended and restated. Since the total future cash payment of all new debt was greater than the carrying amount of the old debt, the amount of the original note was not adjusted and no gain was recognized. The current interest rate was adjusted using the interest method. The effective interest rate represented the discount rate that equates the present value of the future cash payments with the carrying amount of the debt. Due to the new financing and the proceeds used to retire the First Mortgage Loan to Lexington Mortgage, the remaining contingent payments that existed at September 30, 1998, net of related costs, no longer existed and was recognized as extraordinary gain-forgiveness of indebtedness income in the amount of $501,769.

NOTE 8 - Related Party Transactions

One of the general partners of the Partnership, Related and Cambridge Associates, has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., an affiliate of the Related General Partner, is the managing agent of four of the properties. On November 12, 1997, the property and the related assets and liabilities of Galveston, one of the properties, was sold to an unaffiliated third party (see Note 10).

Fees incurred to related parties for the years ended March 25,
1999, 1998 and 1997 were as follows:
             				Year Ended March 25
      				1999          1998          1997
Partnership management
fees (a)  			   $   644,526  $   654,750  $   765,000
Expense reimbursement (b)  	  89,257  80,385  82,927
Property management
fees incurred
  to affiliates of the
General Partners (c)  		 538,959  547,671  582,597
Local administrative fee (d)     7,500       7,500    10,000
Total general and
administrative
  General Partners  		1,280,242  1,290,306  1,440,524
Property management
fees incurred
  to affiliates of
the subsidiary partnerships'
  general partners (c)     	237,748     225,528     221,416
Total general
and administrative
  related parties  		$1,517,990  $1,515,834  $1,661,940

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to approximately $2,497,000 and $1,877,000 were accrued and unpaid as of March 25, 1999 and 1998, respectively.

(b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $626,000 and $537,000 were accrued and unpaid as of March 25, 1999 and 1998, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $835,445, $830,247 and $872,604 for the 1998, 1997
and 1996 Fiscal Years, respectively. Of these fees, $548,709, $421,184 and $437,151 were incurred to affiliates of the subsidiary partnerships. In addition, $538,959, $547,671 and $582,597 were incurred to affiliates of the Related General Partner for the 1998, 1997 and 1996 Fiscal Years, respectively. Of such amounts incurred to affiliates of the Related General Partner, $310,961, $195,656 and $215,735 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

Related and Cambridge Associates, a General Partner of the
Partnership, is a special limited partner of each Local
Partnership, with a 1% interest in profits, losses and distributions. Distributions aggregating $1,955 and $1,531 were made to Related and Cambridge Associates for the 1998 and 1997
Fiscal Years.

C/R Florida Associates, L.P., a Delaware limited partnership
("C/R Florida"), is the general partner of Players Club and Suntree, with a 1% interest in profits, losses and distributions. Related Advantaged Residential Associates Inc.
is the general partner of C/R Florida.

During September 1988, the Partnership obtained a $793,867 loan from an affiliate of the Related General Partner. This loan accrues interest at the bank's prime rate plus 1% and is repayable from all available cash sources. These funds, together with $2,545,223 of Partnership funds, were advanced by the Partnership to complete the Triangle/Oaks refinancing and to provide adequate working capital for the local partnership. During 1998 the Partnership advanced $540,000 to the Local Partnership. Approximately $3,325,000 and $2,735,000 was outstanding at March 25, 1999 and 1998 (see Note 12).

As of March 25, 1999, an affiliate of the Related General Partner advanced $310,926 to the Partnership, none of which was advanced in the 1998, 1997 or 1996 Fiscal Years. These funds were advanced by the Partnership to Sheridan to provide working capital. During the 1998 Fiscal Year, $115,020 was repaid and during the 1997 Fiscal Year, $74,587 was repaid. Such note is noninterest bearing.

As of March 25, 1997, $606,445 of advances previously made by the Partnership and Whitney Management Corporation, an affiliate of the Local General Partner, to Galveston was forgiven as a result of a sale of property and the related assets and liabilities of Galveston (see Note 10). These funds had been advanced to provide working capital to Galveston. Such note is noninterest bearing.

In 1996, $473,007 of advances previously made to McAdam in connection with the restructuring of their mortgage debt was forgiven as a result of a sale of the property and the related assets and liabilities of McAdam (see Note 10). Although these advances were treated as voluntary loans as defined in the subsidiary partnership agreement, by separate agreement with the mortgagee, these advances were noninterest bearing. The loan was subordinate to the mortgage notes and repayment was expected only from resale of the Property or refinancing of the mortgage debt.

As of March 25, 1999, the Partnership had advanced Apple Creek approximately $968,000, $115,000 of which was advanced during the 1998 Fiscal Year.

As of March 25, 1999, the Partnership had advanced Players Club
$190,000, which was advanced during 1998 Fiscal Year.

Due to local general partners and affiliates at March 25, 1999 and 1998 consists of the following:
                   				December 31,
            				1998                  1997
Operating deficit loans (*)    	$1,376,062    $1,522,075
Management and other
operating advances       		   149,076       109,076
    						$1,525,138    $1,631,151

(*) Operating deficit loans include three and five loans payable to local general partners and affiliates, respectively, which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the
income tax loss for the Partnership and its consolidated
subsidiaries is as follows:
           				Year Ended December 31
      			1998          1997          1996
Financial statement net
(loss) income  		$(3,648,300)  $  906,578  $6,207,429

Difference between
depreciation expense
  recorded for financial
reporting purposes and
  the accelerated cost
recovery system utilized
  for income tax purposes  (796,677)  (1,159,303)  (1,174,962)

Gain on sale of property  		0  420,103  2,672,002

Extraordinary item -
forgiveness of indebtedness  (545,532)  108,797  (64,000)

Debt restructuring  		(289,710)  332,796  (318,479)

Other      				84,592     (213,259)    238,085

(Loss) income as shown
on the income tax return
  for the calendar
year ended  		$(5,195,627)  $  395,712  $7,560,075

NOTE 10 - Sale of Properties

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

NOTE 11 - Extraordinary Item - Forgiveness of Indebtedness
Income

Extraordinary items-forgiveness of indebtedness consist of the following:
                       			Year Ended March 25
            		1999               1998             1997
Sheridan    	$    501,769    $              0    $           0
Galveston    			0    		3,629,807    		0
McAdam    				0    			0    		1,320,280
Suncreek                   	0                 0    		3,841,303

    			$    501,769    		$3,629,807    	$5,161,583

Sheridan
On September 17, 1998, Sheridan obtained financing of its first mortgage debt. As a result of the refinancing, the previous mortgage including past due interest was discounted and extraordinary gain of $501,769 was realized (See Note 7).

Galveston
On November 12,1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party for $5,030,000. For financing reporting purposes, forgiveness of indebtedness income of $3,629,807 was realized (see Note 10).

McAdam
On May 31, 1996, the property and the related assets and liabilities of McAdam were sold to an unaffiliated third party for $14,685,000. For financing reporting purposes, forgiveness of indebtedness income of $1,320,280 was realized (see Note 10).

Suncreek
In April 1996, Suncreek completed a refinancing of its mortgage debt resulting in forgiveness of indebtedness income of $3,200,000 which was realized as a result of forgiveness of former mortgage debt. In addition, the balance of a note payable to the selling partner amounting to $641,303 which represented a portion of the original purchase price was also forgiven.

NOTE 12 - Commitments and Contingencies

a)  Events of Default and Going Concern

The financial statements for three subsidiary partnerships have been prepared assuming each will continue as a going concern. The circumstances described below, as well as matters discussed in Note 2, raise substantial doubt about the Partnership and its consolidated subsidiaries' ability to continue as a going concern. The auditors for these three subsidiary partnerships modified their reports on the 1998 Fiscal Year financial statements due to the uncertainty of each subsidiary
partnership's ability to continue as a going concern.   The
three subsidiary partnerships are Players Club, Suntree and Triangle/Oaks.

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

Players Club at Fort Myers, Ltd. and Suntree at Fort Myers, Ltd. Players Club at Fort Myers, Ltd. ("Players Club") and Suntree at Fort Myers, Ltd. ("Suntree") have incurred operating losses and cash flow deficits due to soft market conditions and reduced occupancy levels. At March 25, 1999, Players Club and Suntree have partners' deficiencies of approximately $5,011,000 and $3,336,000, respectively. In addition, the Local General Partners' operating deficit guarantees have expired and there is no further obligation to continue to fund operating deficits. The Partnerships entered into agreements with bondholders in January 1993 (further modified effective January 1996 and again extended and modified effective January 1997). Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Due to continuing weak market conditions and a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997. Thereafter, the stated rate is to be reinstated unless an agreement can be reached as discussed below. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. The difference between the minimum pay rate and the stated rate is payable from all future available cash flow or is deferred to be paid from sales/refinancing proceeds. Currently, Suntree and Players Club are in negotiations with the bondholder and the issuer with regard to a permanent modification of the terms of the bonds, including an extension of maturity of the bonds. Based on the schedule and issuer approvals, it is now expected that such modifications will close in the second quarter of 1999. The forbearance agreement and its terms have been temporarily extended pending closing of this permanent modification. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the subsidiary partnerships, which is dependent upon their abilities to meet financing requirements on a continuing basis, to maintain present financing, and to succeed in future operations. As of year-end 1998, the bondholders, pursuant to forbearance and second mortgage agreements have advanced $280,000 and $130,000 to Players Club and Suntree, respectively. Such funds were advanced to cover certain deferred maintenance items and delinquent real estate taxes. These loans will be repaid from available cash flow after payment of bond interest on a self amortizing basis.

The Partnership's investments in Players Club and Suntree have been reduced to zero by prior years' losses. The minority interest balance for Players Club was approximately $0 and $3,000 at March 25, 1999 and 1998, respectively. In the case of Suntree, the minority interest balance was approximately $0 and $7,000 at March 25, 1999 and 1998, respectively. Players Club's net loss after minority interest amounted to approximately $877,000, $829,000 and $559,000 for the 1998, 1997 and 1996
Fiscal Years, respectively. Suntree's net loss after minority interest amounted to approximately $350,000, $567,000 and $350,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Triangle/Oaks Limited Partnership
During the years ended December 31, 1998, 1997 and 1996, the Local Partnership incurred losses of $1,035,346, $915,330 and $551,907, respectively. In addition, at December 31, 1998, accounts payable and accrued expenses excluding mortgage notes payable exceed available cash by $660,343 and total liabilities exceed total assets by $8,033,058. These factors among others may indicate that the Local Partnership will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability that might be necessary should the Local Partnership be unable to continue as a going concern. The partnership has received a commitment from affiliates of the Local General Partner to provide additional cash funding anticipated to be $25,000 per month.

The cash funds provided will assist the Local Partnership in reducing accounts payable and accrued liabilities. In addition, the cash funds will provide the Partnership an opportunity to improve the property; thereby increasing occupancy and improving performance.

The Partnership's investments in Triangle/Oaks Limited Partnership ("Triangle/Oaks") has been reduced to zero by prior years' losses. The minority interest balance for Triangle/Oaks was approximately $375,000 and $396,000 at March 25, 1999 and 1998, respectively. Triangle/Oaks net loss after minority interest amounted to approximately $1,015,000, $897,000 and $588,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 1999, uninsured cash and cash equivalents approximated $887,000.

c)  Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners have upgraded their computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partners recently underwent a conversion of their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partner are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

d)  Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 30% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Each subsidiary partnership with restricted assets had liabilities in excess of assets at December 31, 1998.

Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable.
PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers.

Since November 25, 1997, the General Partners of the Partnership have been Related Advantaged Residential Associates Inc., ("Related General Partner"), and Related and Cambridge Associates Limited Partnership, both of which are affiliates of The Related Companies, L.P. ("Related"). The general partner of Related is The Related Realty Group, Inc., of which Stephen M. Ross is president, director and a stockholder. The General Partners will manage and control the affairs of the Partnership directly and engage other affiliates of Related, to assist them in connection herewith.

Certain information concerning the directors and executive officers of the Related General Partner (which is also the general partner of Related and Cambridge, the other General
Partner of the Partnership) is set forth below.

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

Related Advantaged Residential Associates Inc.

Related Advantaged Residential Associates Inc. was incorporated in Delaware on January 25, 1985. The directors and executive officers of the Related General Partner are as follows:

STEPHEN M. ROSS, 59, is president, director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a bachelor of science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a master of laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 55, is president, a director and a principal shareholder of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a master of science degree in psychology; and from Michigan State University with a bachelor of arts degree in history.

D. GARRY MUNSON, 54, graduated from Cornell University with a bachelor of science degree in industrial and labor relations and from the University of Pennsylvania Wharton School of Finance with a Masters in business administration. Mr. Munson founded in 1977, and is currently President and part owner of, Whitney Management Company, and Munson and Company. Whitney Management Company manages residential real estate projects. Munson and Company provides consulting services to the residential real estate industry. Mr. Munson joined Capital in September 1985 as head of the Acquisition Department.

ALAN P. HIRMES, 44, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a bachelor of arts degree.

STUART J. BOESKY, 43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980, was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a bachelor of arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a master of laws degree in taxation from Boston University School of Law.

GLENN F. HOPPS, 36, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants.
Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace
University with a Bachelor of Arts Degree in Accounting.

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

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Amended and Restated Agreement of Limited Partnership and may not be increased therefrom on a discretionary basis.

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

At March 25, 1999, security ownership by the General Partners and their affiliates is as listed:
<CAPTION
              							Percentage of
              							Outstanding
             	Name of        				General Partner
Title of Class    Beneficial Ownership    Amount          Interest
General Partnership    Related Advantaged
Interest in the    	Residential    		$16    33.0%
Partnership    		Associates Inc.

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

Related Service Group, an affiliate of the Related General Partner, provided property management services to three Local Partnerships through July 1997, for which it was paid its usual and customary management fees, aggregating approximately $168,000 and $308,000 during the 1997 and 1996 Fiscal Years, respectively. Commencing August 1, 1997 the properties are managed by Related Management Company, an affiliate of the Related General Partner and were paid approximately $311,000 and $115,000 during the 1998 and 1997 Fiscal Years, respectively.

Whitney Management Corp., an affiliate of the Related General Partner, is the managing agent of four of the properties. Property management fees earned by Whitney Management Corp. were approximately $228,000, $265,000 and $275,000 for the 1998, 1997
and 1996 Fiscal Years, respectively. On November 12, 1997, the property and the related assets and liabilities of Galveston, one of the properties, was sold to an unaffiliated third party for $5,030,000 (see Note 10).

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports
on Form 8-K.
									Sequential
		      						Page

(a) 1.	Financial Statements

	Independent Auditors' Report				18

	Consolidated Balance Sheets at March 25, 1999
	and 1998							45

	Consolidated Statements of Operations
	for the Years Ended March 25, 1999, 1998
	and 1997							46

	Consolidated Statements of Changes in Partners'
	Deficit for the Years Ended March 25, 1999, 1998
	and 1997							47

	Consolidated Statements of Cash Flows
	for the Years Ended March 25, 1999, 1998
	and 1997							48

	Notes to Consolidated Financial Statements	50

	The financial statements of the Local Partnerships are not included separately herein

(a) 2.	Financial Statements Schedules

	Independent Auditors' Report on Financial
	Statement Schedules					72

	Schedule III - Real Estate and Accumulated
	Depreciation						74

	All other schedules have been omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.	Exhibits

(3A)	Form of Amended and Restated Agreement and
Certificate of Limited Partnership of the Registrant**

(3B)	Amended Certificate of Limited Partnership of the
Registrant, as filed with the Secretary of State of the State of Delaware**

(10A)	Form of Escrow Agreement**

(22)	Subsidiaries of the Registrant			73

(27)	Financial Data Schedule (filed herewith)		76

**	Incorporated by reference to exhibits filed with
Amendment No. 1 to Cambridge Advantaged Properties II
L.P.'s Registration Statement Form S-11 Registration
File No. 2-98773.

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
(Registrant)



	By:	RELATED ADVANTAGED RESIDENTIAL
		ASSOCIATES INC.,
		a General Partner

Dated:  June 9, 1999

		By:	/s/ J. Michael Fried
			J. Michael Fried,
			President and Director


	By:	RELATED AND CAMBRIDGE ASSOCIATES,
		LIMITED PARTNERSHIP,
		a General Partner


		By:	Related Advantaged Residential
			Associates Inc.,
			its General Partner


Dated:  June 9, 1999

			By:	/s/ J. Michael Fried
				J. Michael Fried,
				President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated.


Signature             	Title                     			Date



				President and Chief Executive Officer	June 9, 1999
				(Principal executive officer) and
/s/ J. Michael Fried	Director of Related Advantaged
J. Michael Fried		Residential Associates, Inc.


				Senior Vice President (principal		June 9, 1999
/s/ Alan P. Hirmes	financial officer) of
Alan P. Hirmes		Related Advantaged Residential
				Associates, Inc.



				Treasurer (principal  accounting officer) June 9, 1999
/s/ Glenn F. Hopps	of Related Advantaged Residential
Glenn F. Hopps		Associates, Inc.



/s/ Stephen M. Ross	Director of Related Advantaged 		June 9, 1999
Stephen M. Ross		Residential Associates, Inc.



				Chairman of the Board, President, Chief	June 9, 1999
				Executive Officer (principal executive
/s/J. Michael Fried	officer) and Director of Advantaged
J. Michael Fried		Housing Associates, Inc.

INDEPENDENT AUDITORS' REPORT



To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties II Limited
Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated June 3, 1999 on pages 18 and 19, which is based in part on the reports of other auditors, we have also audited supporting Schedule III - March 25, 1999.
In our opinion, and based on the reports of other auditors
(certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), this consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity will continue as a going concern. As discussed in Notes 2 and 12, the auditors of three (Fiscal 1998) subsidiary partnerships have modified their reports due to the uncertainties of the subsidiary partnerships' abilities to continue as going concerns. These subsidiary partnerships' losses aggregated $2,271,589, $2,340,047 and $1,478,861 for the 1998, 1997 and
1996 Fiscal Years, respectively, and their assets constituted 39% of the Partnership's assets at March 25, 1999 and 1998, respectively. These matters raise substantial doubt about Cambridge Advantaged Properties II Limited Partnership and Subsidiaries' abilities to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York

Exhibit 22


Subsidiaries of Registrant			State of Organization

Triangle/Oaks Limited Partnership		MA
Sheridan Square Associates of Lawton	OK
Apple Creek Associates of Denton, Ltd	TX
Woodridge, Ltd					CA
Players Club at Fort Myers, Ltd		CA
Suntree at Fort Myers, Ltd			CA
The Harbours Associates				VA
Brookwood Apartments L.P.			KS
Westwind II Associates				VA
Suncreek-268, Ltd					OR

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 25, 1999
        											Cost Capitalized
     					Initial Cost to Partnership     		Subsequent to
Subsidiary Partnership's       			         Buildings and  Acquisition:
Residential Property  		Encumbrances      Land     Improvements   Improvements

(2)  Triangle/Oaks
Limited Partnership  		    $19,370,000  $1,412,511    $17,812,831     $4,964,469
(4)  Sheridan Square
Associates of Lawton  			7,686,994   1,093,520      8,228,192        469,491
(5)  Apple Creek Associates of
Denton, Ltd  				7,644,993     398,000      8,517,595       (406,171)
(5)  Galveston-Stewart's
Landing, Ltd (a)(g)  				0     1,112,405      6,462,225     (7,574,630)
(2)  Players Club at
Fort Myers, Ltd  				9,885,845   3,204,124     10,013,904     (2,178,666)
(2)  Suntree at
Fort Myers, Ltd  				7,500,000   2,098,029      8,748,887     (2,185,943)
(3)  Woodridge, Ltd  			8,100,000   1,368,929      7,072,779        541,593
(6)  The Harbours
Associates  			     13,009,908   1,449,985     15,323,441       (255,982)
(6)  Westwind II
Associates  				4,432,362  	  322,817  	   4,919,687        750,207
(3)  Brookwood
Apartments L.P.  				5,462,820  	  368,827  	   6,803,294        111,517
(1)  Suncreek-268, Ltd  		6,800,000  		  0 (b)  9,170,112      4,487,958
(1)  McAdam Park-336, Ltd (f)               0           0 (e)   11,027,615  (11,027,615)

    					    $89,892,922  $12,829,147    $114,100,562  $(12,303,772)


  							Gross Amount at which Carried At Close of Period
    										Buildings and
Subsidiary Partnership's Residential Property      Land     Improvements      Total

(2)  Triangle/Oaks Limited Partnership  		$ 1,882,423  $   22,307,388  $ 24,189,811
(4)  Sheridan Square Associates of Lawton  	  1,093,520  	8,697,683     9,791,203
(5)  Apple Creek Associates of Denton, Ltd    	    398,000  	8,111,424     8,509,424
(5)  Galveston-Stewart's Landing, Ltd (a)(g)  		    0  		  0  		    0
(2)  Players Club at Fort Myers, Ltd    		  2,668,486  	8,370,876    11,039,362
(2)  Suntree at Fort Myers, Ltd    			  1,667,738       6,993,235     8,660,973
(3)  Woodridge, Ltd  					  1,232,864       7,750,437     8,983,301
(6)  The Harbours Associates    			  1,449,985      15,067,459    16,517,444
(6)  Westwind II Associates    			    322,817       5,669,894     5,992,711
(3)  Brookwood Apartments L.P.    			    368,826       6,914,812     7,283,638
(1)  Suncreek-268, Ltd  			        2,000,000 (b)  11,658,070    13,658,070
(1)  McAdam Park-336, Ltd (f)                             0 (e)           0            0

    								$13,084,659    $101,541,278  $114,625,937



        											Life on which
        											Depreciation in
         											Latest Income
Subsidiary Partnership's   	Accumulated      Year of        Date    	Statement is
Residential Property  		Depreciation  Construction  Acquired  	Computed(c)(d)

(2)  Triangle/Oaks
Limited Partnership  		   $  9,029,014  (c)  9/85  40 Years
(4)  Sheridan Square
Associates of Lawton  			4,070,747  (c)  10/85  30 Years
(5)  Apple Creek Associates
of Denton, Ltd  				3,972,473  (c)  10/85  30 Years
(5)  Galveston-Stewart's
Landing, Ltd (a)(g)  			  	  0  (c)  10/85  15-30 Years
(2)  Players Club at
Fort Myers, Ltd  				3,886,312  (c)  10/85  27.5 Years
(2)  Suntree at Fort Myers, Ltd  	3,169,716  (c)  10/85  30 Years
(3)  Woodridge, Ltd  			3,765,977  (c)  10/85  10-30 Years
(6)  The Harbours Associates  	7,063,018  (c)  11/85  30 Years
(6)  Westwind II Associates  		2,691,130  (c)  12/85  30 Years
(3)  Brookwood
Apartments L.P.  				3,148,476  (c)  12/85  30 Years
(1)  Suncreek-268, Ltd  		5,919,262  (c)  12/85  27.5 Years
(1)  McAdam Park-336, Ltd (f)               0  (c)  12/85  27.5 Years

    						$46,716,125


(a)  The total loss on impairment of assets in the amount of $1,116,378 is included in Costs Capitalized Subsequent to Acquisition.  See Note 4 in Item 8, Financial
Statements and Supplementary Data.
(b)  Property was subject to a 99 year land lease expiring 2084.   In connection with
Suncreek's refinancing in April 1996, Suncreek amended the terms of its partnership agreement with the general partner to reflect the elimination of the land lease together with all accrued and unpaid land lease payments and the general partner's contribution to Suncreek of the underlying land.  The land was recorded at $2,000,000 which represents the estimation by Suncreek's management of its fair market value as of the contribution date (see Note 7 to financial statements in Item 8).
(c)  Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(d)  Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from
5 to 15 years.
(e)  Land was leased from the former general partner.  During December 1991, the bankruptcy court approved the termination of said lease and transfer of title of the property to McAdam Park-336.
(f)  On May 31, 1996, the property and the related assets and liabilities of McAdam
Park-336 were sold to an unaffiliated third party.  (See Note 10 in Item 8.
Financial Statements and Supplemental Data).
(g)  On November 12, 1997, the property and the related assets and liabilities of
Galveston-Stewart Landing, Ltd. were sold to an unaffiliated third party.  (See
Note 10 in Item 8. Financial Statements and Supplemental Data).
Geographic Locations:  (1) California, (2) Florida, (3) Kansas, (4) Oklahoma, (5)
Texas, (6) Virginia.
  							Cost of Property and Equipment
  							Year Ended March 25,
       						1999              1998              1997
Balance at beginning of period  		$114,541,061  $120,889,451  $134,148,347
Additions during period:
  Improvements  						84,876       157,112     2,436,268
  Depreciation expense
Reductions during period:
  Dispositions                    				0   (6,505,502)  (15,695,164)
Balance at end of period  			$114,625,937  $114,541,061  $120,889,451

  							Accumulated Depreciation
  							Year Ended March 25,
       						1999              1998              1997
Balance at beginning of period  		$43,665,440  $43,124,557  $45,740,159
Additions during period:
  Improvements
  Depreciation expense  			  3,050,685    3,276,844    3,557,303
Reductions during period:
  Dispositions                 			    0   (2,735,961)   6,172,905)
Balance at end of period 			$46,716,125  $43,665,440  $43,124,557


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