Form 10-Q
period 1999-06-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1999-07-13
CIK 771996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 1999

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No  ____

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                              June 25,                       March 25,
                               1999                            1999

ASSETS
Property and equipment - net of
  accumulated depreciation of
 $47,416,294 and $46,716,125,
  respectively                    $67,211,087              $67,909,812
Cash and cash equivalents           1,441,267                1,449,846
Cash - restricted for tenants'
  security deposits                   566,970                  583,583
Mortgage escrow deposits            2,316,611                2,476,406
Deferred costs, net of
  accumulated amortization
  of and $1,173,220 and
  $1,070,872, respectively          1,949,676                2,027,363
Prepaid expenses and other assets     558,472                  258,296
Total assets                      $74,044,083              $74,705,306

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable          $  89,760,273            $  89,892,922
Accounts payable, accrued
  expenses and other liabilities    7,224,837                7,434,059
Tenants' security deposits payable    566,970                  583,583
Due to general partners of
  subsidiaries and
  their affiliates                  1,591,565                1,581,637
Due to general partners and
  affiliates                        6,856,415                6,549,593
Total liabilities                 106,000,060              106,041,794

Minority interest                   4,593,159                4,626,130
Commitments and contingencies
  (Note 3)
Partners' deficit:
  Limited partners                (35,866,098)             (35,285,445)
  General partners                   (683,038)                (677,173)
Total partners' deficit           (36,549,136)             (35,962,618)
Total liabilities and partners'
  deficit                       $  74,044,083            $  74,705,306

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                           Three Months Ended
                                                 June 25,
                                       1999                  1998

Revenues

Rentals, net                         $4,214,677          $4,039,565
Other                                   158,600             154,854

Total revenues                        4,373,277           4,194,419

Expenses
Administrative and management           734,079             734,117
Administrative and management-
  related parties (Note 2)               384,834            366,535
Operating                                323,947            318,445
Repairs and maintenance                  524,793            540,282
Taxes and insurance                      454,596            476,389
Interest                               1,736,908          1,750,646
Depreciation and amortization            802,517            834,923

Total expenses                         4,961,674          5,021,337

Loss before minority interest
  and extraordinary item                (588,397)          (826,918)
Minority interest in loss of
  subsidiaries                             1,879             11,825

Net Loss                             $  (586,518)       $  (815,093)


See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Deficit
(Unaudited)


                                             Limited          General
                             Total          Partners          Partners

Balance-
  March 26, 1999          $(35,962,618)    $(35,285,445)      $(677,173)

Net loss-three
  months ended
  June 25, 1999               (586,518)        (580,653)         (5,865)

Balance-
  June 25, 1999           $(36,549,136)    $(35,866,098)      $(683,038)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Decrease) Increase in Cash and Cash Equivalents
(Unaudited)

                                              Three Months Ended
                                                   June 25,
                                            1999                  1998

Cash flows from operating activities:

Net loss                                 $(586,518)          $(815,093)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization              802,517             834,923
Minority interest in loss of
  subsidiaries                              (1,879)            (11,825)
Decrease (increase) in cash-restricted
  for tenants' security deposits            16,613             (71,410)
Decrease (increase) in mortgage
  escrow deposits                          196,365            (265,651)
Increase in prepaid
  expenses and other assets               (300,176)            (21,993)
(Decrease) increase in accounts payable,
  accrued expenses and other
  liabilities                             (209,222)            449,356
(Decrease) increase in tenants'
  security deposits payable                (16,613)             71,410
Increase in due to general partners
  of subsidiaries and their affiliates       9,928                   0
Decrease in due to general partners
  of subsidiaries and their affiliates           0            (234,255)
Increase in due to general partners
  and affiliates                           306,822             180,609

Total adjustments                          804,355             931,164

Net cash provided by operating
  activities                               217,837             116,071

Cash flows from investing activities:

Increase in mortgage reserve deposits      (36,570)                  0
Acquisitions of property and
  equipment                                 (1,444)            (11,357)

Net cash used in investing activities      (38,014)            (11,357)

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                           (132,649)           (224,382)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest        (31,092)            (18,000)
Increase in deferred costs                 (24,661)            (30,001)

Net cash used in financing
  activities                              (188,402)           (272,383)

Net decrease in cash and
  cash equivalents                          (8,579)           (167,669)
Cash and cash equivalents-
  beginning of period                    1,449,846           1,011,604
Cash and cash equivalents-
  end of period                         $1,441,267         $   843,935

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 25, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements for the three months ended June 25, 1999 and 1998 include the accounts of Cambridge Advan-taged Properties II Limited Partnership, (the "Partnership"), and ten subsidiary partnerships ("subsidiaries", "subsidiary partner-ships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary part-nerships (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 25. All subsidiaries have fiscal quarters ending March
31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 25. The Partnership's fiscal quarter ends on June 25 in order to allow ade-quate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capi-tal, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,800 and $500 for the three months ended June 25, 1999 and 1998, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1999. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of June 25, 1999 and the results of operations and cash flows for the three months ended June 25, 1999 and 1998, respectively. However, the operating results for the three months ended June 25, 1999 may not be in-dicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial state-ments and notes thereto included in the Partnership's March 25, 1999 Annual Report on Form 10-K.

As of June 25, 1999, several subsidiary partnerships are experi-encing financial difficulties. There is substantial doubt about the Partnership's ability to continue as a going concern. Recoverabil-ity of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each sub-sidiary partnership to meet its debt service obligations. In addi-tion, the level of cash distributions provided to the Partnership by the Local Partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating ex-penses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes.
There can be no assurance that the Partnership will be successful in obtaining such financing. The consolidated financial statements do not include any adjustments that might result from the out-come of these uncertainties. See Note 3 and the Partnership's
March 25, 1999 Annual Report on Form 10-K for management's intentions.

Note 2 - Related Party Transactions

One of the General Partners of the Partnership, Related and Cam-bridge Associates Limited Partnership ("Related and Cambridge
Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., an affiliate of the General Partners, is the managing agent of three properties.

Fees incurred to related parties for the three months ended June
25, 1999 and 1998 were as follows:
                                              Three Months Ended
                                                    June 25,
                                           1999                  1998
Partnership management fees (a)          $161,000              $161,000
Expense reimbursement (b)                  23,925                16,000
Property management fees incurred
  to affiliates of the
  General Partners (c)                    137,094               128,514
Local administrative fee (d)                2,000                 3,000
Total general and administrative-
  General Partners                        324,019               308,514
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)       60,815                58,021
Total general and administrative-
  related parties                        $384,834              $366,535

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Part-nership management fees have been charged to operations and are included in administrative and management-related parties ex-penses. Partnership management fees owed to the General Part-ners amounting to approximately $2,658,000 and $2,497,000 were accrued and unpaid as of June 25, 1999 and March 25, 1999, re-spectively.

(b) An affiliate of Related Advantaged Residential Associates, Inc. (the "Related General Partner") performs services for the Partner-ship which include, but are not limited to: accounting and fi-nancing management, registrar, transfer and assignment func-tions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner per-forms asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' perform-ance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $649,000 and $626,000 were accrued and unpaid as of June 25, 1999 and March 25, 1999, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $211,693 and $198,198 for the three months ended
June 25, 1999 and 1998, respectively. Of these fees $138,798 and $92,516 were incurred to affiliates of the subsidiary general part-ners. In addition, $137,094 and $128,514 were incurred to affiliates of the General Partners for the three months ended June 25, 1999 and 1998. Of such amounts incurred to affiliates of the General Partners, $77,983 and $34,495 are also included in amounts in-curred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administra-tive fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 25, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds are the cash distribu-tions from operations of the Local Partnerships in which the Part-nership has invested. These sources are available to meet obliga-tions of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the three months ended June 25, 1999 and 1998 such distributions amounted to approximately $134,000 and $178,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approxi-mately $3,007,000 and $2,859,000 at June 25, 1999 and March 25,
1999, respectively. In addition, certain fees and expense reim-bursements owed to the General Partners amounting to approxi-mately $3,307,000 and $3,122,000 were accrued and unpaid as of June 25, 1999 and March 25, 1999, respectively. Without the Gen-eral Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

During the three months ended June 25, 1999, cash and cash equivalents of the Partnership and its ten consolidated Local Part-nerships decreased approximately $9,000. This decrease was pri-marily attributable to an increase in mortgage reserve deposits ($37,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($31,000), an increase in deferred costs ($25,000) and principal payments of mortgage notes payable ($133,000) which exceeded cash flow provided by operating activi-ties ($218,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($803,000).

For a discussion of contingencies affecting certain Local Partner-ships, see Notes 1 and 3 to the Financial Statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Manage-ment believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the United States is experiencing downturns in the economy, the re-maining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three months ended June 25, 1999 and 1998. The majority of Local Partnership income continues to be in the form of rental income with the cor-responding expenses being divided among operations, deprecia-tion and mortgage interest.

Rental income increased approximately 4% for the three months ended June 25, 1999 as compared to the corresponding period in 1998, due to an increase in occupancy at three Local Partnerships and rental rate increases.

Total expenses remained fairly consistent with a decrease of ap-proximately 1% for the three months ended June 25, 1999 as com-pared to 1998.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners have up-graded their computer information systems to be year 2000 com-pliant. The most likely worst case scenario that the General Part-ners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on De-cember 31, 1999 and (ii) both electronic and printed reports gener-ated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to the material service providers in the fourth quarter of 1998. The Partnership has re-ceived assurances from a majority of the material service provid-ers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assur-ances from third parties, it is initiating further mail and/or phone correspondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		27	Financial Data Schedule (filed herewith).

	(b)	Reports on Form 8-K - No reports on Form 8-K were
filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAMBRIDGE ADVANTAGED
PROPERTIES II LIMITED PARTNERSHIP
(Registrant)

	By:	RELATED ADVANTAGED RESIDENTIAL
		ASSOCIATES, INC., a General Partner

Date:  July 13, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  July 13, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	By:	RELATED AND CAMBRIDGE ASSOCIATES,
		LIMITED PARTNERSHIP,
		a General Partner

		By:	Related Advantaged Residential
			Associates, Inc.,
			its General Partner

Date:  July 13, 1999

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Senior Vice President
				(principal financial officer)

Date:  July 13, 1999

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)