Form 10-Q
period 1999-09-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 1999-10-20
CIK 771996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                        September 25,           March 25,
                                            1999                  1999

ASSETS
Property and equipment - net of
  accumulated depreciation of
 $48,278,150 and $46,716,125,
  respectively                           $66,478,809          $67,909,812
Cash and cash equivalents                  1,488,602            1,449,846
Cash - restricted for tenants'
  security deposits                          561,626              583,583
Mortgage escrow deposits                   2,313,924            2,476,406
Deferred costs, net of accumulated
  amortization of and $1,163,884 and
  $1,070,872, respectively                 1,959,012            2,027,363
Prepaid expenses and other assets            561,596              258,296
Total assets                             $73,363,569          $74,705,306

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                 $  89,632,473        $  89,892,922
Accounts payable, accrued
  expenses and other liabilities           7,487,611            7,434,059
Tenants' security deposits payable           561,626              583,583
Due to general partners of
  subsidiaries and their affiliates        1,533,952            1,581,637
Due to general partners and
  affiliates                               7,284,732            6,549,593
Total liabilities                        106,500,394          106,041,794

Minority interest                          4,516,197            4,626,130
Commitments and contingencies
  (Note 3)
Partners' deficit:
  Limited partners                       (36,958,945)         (35,285,445)
  General partners                          (694,077)            (677,173)
Total partners' deficit                  (37,653,022)         (35,962,618)
Total liabilities and partners'
  deficit                              $  73,363,569        $  74,705,306

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                      Three Months Ended             Six Months Ended
                         September 25,                 September 25,
                      1999           1998*          1999           1998*

Revenues

Rentals, net       $4,255,094     $4,138,835     $8,469,771     $8,178,400
Other                 255,537        216,145        414,137        370,999

Total revenues      4,510,631      4,354,980      8,883,908      8,549,399

Expenses
Administrative and
  management          823,954        791,516      1,558,033      1,525,633
Administrative and
  management-
  related parties
  (Note 2)            374,343        395,629        759,177        762,164
Operating             286,268        334,355        602,958        634,262
Repairs and
  maintenance         855,406        856,614      1,387,456      1,415,434
Taxes and insurance   449,342        476,252        903,938        952,641
Interest            1,984,390      1,773,813      3,721,298      3,524,459
Depreciation and
  amortization        852,520        834,902      1,655,037      1,669,825

Total expenses      5,626,223      5,463,081     10,587,897     10,484,418

Loss before
  minority interest
  and extraordinary
  item             (1,115,592)    (1,108,101)    (1,703,989)    (1,935,019)
Minority interest
  in loss of
  subsidiaries         11,706         14,134         13,585         25,959

Net Loss          $(1,103,886)   $(1,093,967)   $(1,690,404)   $(1,909,060)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Deficit
(Unaudited)


                                              Limited              General
                        Total                 Partners             Partners

Balance-
  March 26, 1999    $(35,962,618)          $(35,285,445)          $(677,173)

Net loss-six
  months ended
  September 25,
  1999                (1,690,404)            (1,673,500)            (16,904)

Balance-
  September 25,
  1999              $(37,653,022)          $(36,958,945)          $(694,077)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Decrease) Increase in Cash and Cash Equivalents
(Unaudited)

                                                 Six Months Ended
                                                   September 25,
                                            1999                  1998

Cash flows from operating activities:

Net loss                                $(1,690,404)          $(1,909,060)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization             1,655,037             1,669,825
Minority interest in loss of
  subsidiaries                              (13,585)              (25,959)
Decrease (increase) in cash-restricted
  for tenants' security deposits             21,957               (88,274)
Decrease (increase) in mortgage
  escrow deposits                           163,226              (384,231)
Increase in prepaid
  expenses and other assets                (303,300)              (99,183)
Increase in accounts payable,
  accrued expenses and other
  liabilities                                53,552               567,469
(Decrease) increase in tenants'
  security deposits payable                 (21,957)               88,274
Increase in due to general partners
  of subsidiaries and their affiliates        8,814                     0
Decrease in due to general partners
  of subsidiaries and their affiliates      (56,499)             (234,255)
Increase in due to general partners
  and affiliates                            735,139               600,302

Total adjustments                         2,242,384             2,093,968

Net cash provided by operating
  activities                                551,980               184,908

Cash flows from investing activities:

Increase in mortgage reserve deposits          (744)                    0
Acquisitions of property and
  equipment                                (131,022)               (7,358)

Net cash used in investing activities      (131,766)               (7,538)

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                            (260,449)             (267,903)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest         (96,348)              (47,115)
Increase in deferred costs                  (24,661)              (30,000)

Net cash used in financing
  activities                               (381,458)             (345,018)

Net increase (decrease) in cash and
  cash equivalents                           38,756              (167,648)
Cash and cash equivalents-
  beginning of period                     1,449,846             1,011,604
Cash and cash equivalents-
  end of period                          $1,488,602           $   843,956

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 25, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements for the six months ended September 25, 1999 and 1998 include the accounts of Cambridge Advantaged Properties II Limited Partnership (the "Partnership"), and ten subsidiary partnerships ("subsidiaries", "subsidiary part-nerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary part-nerships (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 25. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been ad-justed for intercompany transactions from July 1 through Septem-ber 25. The Partnership's fiscal quarter ends on September 25 in order to allow adequate time for the subsidiaries' financial state-ments to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capi-tal, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $7,000 and $3,700 and $12,800 and $4,200 for the three and six months ended September 25, 1999 and 1998, respectively. In con-solidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minor-ity interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1999. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of September 25, 1999, the results of operations for the three and six months ended Septem-ber 25, 1999 and 1998 and cash flows for the six months ended September 25, 1999 and 1998, respectively. However, the operat-ing results for the six months ended September 25, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial state-ments and notes thereto included in the Partnership's March 25, 1999 Annual Report on Form 10-K.

As of September 25, 1999, several subsidiary partnerships are ex-periencing financial difficulties. There is substantial doubt about the Partnership's ability to continue as a going concern. Recover-ability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each sub-sidiary partnership to meet its debt service obligations. In addi-tion, the level of cash distributions provided to the Partnership by the Local Partnerships have not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating ex-penses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes.
There can be no assurance that the Partnership will be successful in obtaining such financing. The consolidated financial statements do not include any adjustments that might result from the out-come of these uncertainties. See Note 3 and the Partnership's
March 25, 1999 Annual Report on Form 10-K for management's intentions.

Note 2 - Related Party Transactions

One of the General Partners of the Partnership, Related and Cam-bridge Associates Limited Partnership ("Related and Cambridge
Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., an affiliate of the General Partners, is the managing agent of six properties.

Fees incurred to related parties for the three and six months ended
September 25, 1999 and 1998 were as follows:
                       Three Months Ended            Six Months Ended
                         September 25,                 September 25,
                       1999         1998            1999           1998
Partnership manage-
  ment fees (a)      $161,000     $161,000        $322,000       $322,000
Expense reimburse-
  ment (b)             14,000       37,643          37,925         53,643
Property manage-
  ment fees incurred
  to affiliates of
  the General
  Partners (c)        136,796      134,662         273,890        263,176
Local administra-
  tive fee (d)          2,000        3,000           4,000          6,000
Total general and
  administrative-
  General Partners    313,796      336,305         637,815        644,819
Property manage-
  ment fees
  incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)         60,547       59,324         121,362        117,345
Total general and
  administrative-
  related parties    $374,343     $395,629        $759,177       $762,164

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Part-nership management fees have been charged to operations and are included in administrative and management-related parties ex-penses. Partnership management fees owed to the General Part-ners amounting to approximately $2,819,000 and $2,497,000 were accrued and unpaid as of September 25, 1999 and March 25, 1999, respectively.

(b) An affiliate of Related Advantaged Residential Associates, Inc. (the "Related General Partner") performs services for the Partner-ship which include, but are not limited to: accounting and fi-nancing management, registrar, transfer and assignment func-tions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner per-forms asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' perform-ance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $663,000 and $626,000 were accrued and unpaid as of September 25, 1999 and March 25, 1999, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $205,811 and $205,993 and $417,504 and $404,191 for
the three and six months ended September 25, 1999 and 1998, respectively. Of these fees $140,238 and $97,617 and $279,036 and $190,133 were incurred to affiliates of the Local General Partners. In addition, $136,796 and $134,662 and $273,890 and $263,176 were incurred to affiliates of the General Partners for the three and six months ended September 25, 1999 and 1998. Of such amounts incurred to affiliates of the General Partners, $79,691 and $38,293 and $157,674 and $72,788 are also included in amounts incurred to affiliates of the Local General Partners because they were incurred to affiliates of both.

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

Note 4 - Subsequent Event

Players Club at Fort Myers, Ltd. and Suntree at Fort Myers, Ltd.

On October 12, 1999, the Local Partnerships entered into a pur-chase sale agreement with an unaffiliated third party for a pur-chase price of $19,600,000. The closing is expected to occur in December 1999. However, no assurances can be given that the closing will occur.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds are the cash distribu-tions from operations of the Local Partnerships in which the Part-nership has invested. This source is available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 25, 1999 and 1998 such distributions amounted to ap-proximately $137,000 and $178,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approximately $3,170,000 and $2,859,000 at September 25, 1999 and March 25, 1999, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,482,000 and $3,122,000 were accrued and unpaid as of September 25, 1999 and March 25, 1999, respectively. Without the General Partners' ad-vances and continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

During the six months ended September 25, 1999, cash and cash equivalents of the Partnership and its ten consolidated Local Part-nerships increased approximately $39,000. This increase was pri-marily attributable to cash flow provided by operating activities ($552,000) which exceeded acquisition of property and equipment ($131,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($96,000), an increase in deferred costs ($25,000) and principal payments of mortgage notes payable ($260,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($1,655,000).

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

Results of Operations

Excluding other income, operating expense and interest expense, the results of operations of the Partnership, as well as the Local Partnerships remained fairly consistent during the three and six months ended September 25, 1999 and 1998. The majority of Lo-cal Partnership income continues to be in the form of rental in-come with the corresponding expenses being divided among op-erations, depreciation and mortgage interest.

Rental income increased approximately 3% and 4% for the three and six months ended September 25, 1999 as compared to the corresponding periods in 1998 due to an increase in occupancy at three Local Partnerships and rental rate increases.

Other income increased approximately $39,000 and $43,000 for the three and six months ended September 25, 1999 as compared to the corresponding periods in 1998 due to an increase in miscella-neous fees and late charges at two Local Partnerships.

Total expenses, excluding operating expense and interest expense, remained fairly consistent with an increase of less than 1% and a decrease of approximately 1% for the three and six months ended September 25, 1999 as compared to the corresponding periods in 1998.

Operating expense decreased approximately $48,000 for the three months ended September 30, 1999 as compared to the corre-sponding period in 1998 due to a decrease in water and sewer usage at three Local Partnerships.

Interest expense increased approximately $211,000 for the three months ended September 30, 1999 as compared to the corre-sponding period in 1998 due to an underaccrual of interest in the prior period at one Local Partnership and a loan modification at a second Local Partnership.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has up-graded its computer information systems to be year 2000 compli-ant. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership con-tingency plan is to have (i) a complete backup done on December
31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

None

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

Date:  October 20, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  October 20, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	By:	RELATED AND CAMBRIDGE ASSOCIATES,
		LIMITED PARTNERSHIP,
		a General Partner

		By:	Related Advantaged Residential
			Associates, Inc.,
			its General Partner

Date:  October 20, 1999

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Senior Vice President
				(principal financial officer)

Date:  October 20, 1999

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)