Form 10-Q
period 1999-12-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 2000-01-13
CIK 771996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 25, 1999

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                             December 25,       March 25,
                                                1999              1999
ASSETS
Property and equipment - net of
  accumulated depreciation of
  $49,050,442 and $46,716,125,
  respectively                               $65,779,367      $67,909,812
Cash and cash equivalents                      1,612,622        1,449,846
Cash - restricted for tenants'
  security deposits                              579,046          583,583
Mortgage escrow deposits                       2,646,548        2,476,406
Deferred costs, net of accumulated
  amortization of and $1,210,392 and
  $1,070,872, respectively                     1,912,504        2,027,363
Prepaid expenses and other assets                697,592          258,296
Total assets                                 $73,227,679      $74,705,306

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                     $  89,507,548    $  89,892,922
Accounts payable, accrued
  expenses and other liabilities               7,562,434        7,434,059
Tenants' security deposits payable               579,046          583,583
Due to general partners of
  subsidiaries and their affiliates            1,384,526        1,581,637
Due to general partners and
  affiliates                                   8,386,747        6,549,593
Total liabilities                            107,420,301      106,041,794

Minority interest                              4,453,301        4,626,130
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                           (37,941,917)     (35,285,445)
  General partners                              (704,006)        (677,173)
Total partners' deficit                      (38,645,923)     (35,962,618)
Total liabilities and partners'
  deficit                                  $  73,227,679    $  74,705,306

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                       Three Months Ended         Nine Months Ended
                          December 25,               December 25,
                       1999           1998*       1999           1998*
Revenues

Rentals, net        $ 4,279,592   $ 4,216,984   $12,749,363   $12,395,384
Other                   212,740       187,052       626,877       558,051

Total revenues        4,492,332     4,404,036    13,376,240    12,953,435

Expenses
Administrative and
  management            799,623       775,764     2,357,656     2,301,397
Administrative and
  management-
  related parties
  (Note 2)              393,118       370,153     1,152,295     1,132,317
Operating               320,739       331,653       923,697       965,915
Repairs and
  maintenance           838,106       924,009     2,225,562     2,339,443
Taxes and insurance     471,728       492,330     1,375,666     1,444,971
Interest              1,852,019     1,792,050     5,573,317     5,316,509
Depreciation and
  amortization          818,800       860,222     2,473,837     2,530,047

Total expenses        5,494,133     5,546,181    16,082,030    16,030,599

Loss before
  minority interest
  and extraordinary
  item               (1,001,801)   (1,142,145)   (2,705,790)   (3,077,164)
Minority interest
  in loss of
  subsidiaries            8,900         4,607        22,485        30,566

Loss before
  extraordinary item   (992,901)   (1,137,538)   (2,683,305)   (3,046,598)

Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 3)             0       502,534             0       502,534

Net loss            $  (992,901)  $  (635,004)  $(2,683,305)  $(2,544,064)

*Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Deficit
(Unaudited)
                                               Limited          General
                              Total            Partners         Partners
Balance-
  March 26, 1999          $(35,962,618)      $(35,285,445)      $(677,173)

Net loss-nine
  months ended
  December 25, 1999         (2,683,305)        (2,656,472)        (26,833)

Balance-
  December 25, 1999       $(38,645,923)      $(37,941,917)      $(704,006)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Decrease) Increase in Cash and Cash Equivalents
(Unaudited)
                                                 Nine Months Ended
                                                    December 25,
                                               1999              1998
Cash flows from operating activities:

Net loss                                    $(2,683,305)      $(2,544,064)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Extraordinary item-forgiveness
  of indebtedness income (Note 3)                     0          (502,534)
Depreciation and amortization                 2,473,837         2,530,047
Minority interest in loss of
  subsidiaries                                  (22,485)          (30,566)
Decrease (increase) in cash-restricted
  for tenants' security deposits                  4,537           (85,066)
Increase in mortgage
  escrow deposits                              (112,792)         (889,615)
Increase in prepaid
  expenses and other assets                    (439,296)         (110,633)
Increase in accounts payable,
  accrued expenses and other
  liabilities                                   128,375         1,412,339
(Decrease) increase in tenants'
  security deposits payable                      (4,537)           85,066
Increase in due to general partners
  of subsidiaries and their affiliates                0            10,000
Decrease in due to general partners
  of subsidiaries and their affiliates         (197,111)         (244,256)
Increase in due to general partners
  and affiliates                              1,837,154           857,209

Total adjustments                             3,667,682         3,031,991

Net cash provided by operating
  activities                                    984,377           487,927

Cash flows from investing activities:

Increase in mortgage reserve deposits           (57,350)                0
Acquisitions of property and
  equipment                                    (203,872)          (10,214)

Net cash used in investing activities          (261,222)          (10,214)

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                (385,374)       (6,281,227)
Borrowing on mortgage notes                           0         5,805,048
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest            (150,344)          (97,208)
Increase in deferred costs                      (24,661)          (86,042)

Net cash used in financing
  activities                                   (560,379)         (659,429)

Net increase (decrease) in cash and
  cash equivalents                              162,776          (181,716)
Cash and cash equivalents-
  beginning of period                         1,449,846         1,011,604
Cash and cash equivalents-
  end of period                              $1,612,622       $   829,888

Supplemental disclosure of non cash activities:

Forgiveness of indebtedness
income (Note 3)
Decrease in mortgage
  notes payable                              $        0       $  (502,534)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 25, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements for the nine months ended December 25, 1999 and 1998 include the accounts of Cambridge Advantaged Properties II Limited Partnership (the "Partnership") and ten subsidiary partnerships ("subsidiaries", "subsidiary part-nerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidi-ary partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partner-ship, to remove the general partner of the subsidiary partnerships (the "Local General Partners") and to approve certain major oper-ating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December 25. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 25. The Partnership's fiscal quarter ends on December
25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and rec-ords of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capi-tal, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $7,000 and $5,000 and $20,000 and $9,000 for the three and nine months ended December 25, 1999 and 1998, respectively. In con-solidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minor-ity interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1999. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of December 25, 1999, the results of operations for the three and nine months ended Decem-ber 25, 1999 and 1998 and cash flows for the nine months ended December 25, 1999 and 1998, respectively. However, the operat-ing results for the nine months ended December 25, 1999 may not be indicative of the results for the year.

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

Whitney Management Corp., an affiliate of the General Partners, is the managing agent of nine properties.

Fees incurred to related parties for the three and nine months ended December 25, 1999 and 1998 were as follows:
                           Three Months Ended       Nine Months Ended
                               December 25,            December 25,
                           1999         1998        1999          1998
Partnership manage-
  ment fees (a)            $161,000   $161,000    $ 483,000    $  483,000
Expense reimburse-
  ment (b)                   40,915     11,000       78,840        64,643
Property manage-
  ment fees incurred
  to affiliates of
  the General
  Partners (c)              126,090    135,797      399,980       398,973
Local administra-
  tive fee (d)                2,000      2,000        6,000         8,000
Total general and
  administrative-
  General Partners          330,005    309,797      967,820       954,616
Property manage-
  ment fees
  incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)              63,113      60,356      184,475       177,701
Total general and
  administrative-
  related parties         $393,118    $370,153   $1,152,295    $1,132,317

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Part-nership management fees have been charged to operations and are included in administrative and management-related parties ex-penses. Partnership management fees owed to the General Part-ners amounting to approximately $2,980,000 and $2,497,000 were accrued and unpaid as of December 25, 1999 and March 25, 1999, respectively.

(b) An affiliate of Related Advantaged Residential Associates, Inc. (the "Related General Partner") performs services for the Partner-ship which include, but are not limited to: accounting and fi-nancing management, registrar, transfer and assignment func-tions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner per-forms asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' perform-ance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $704,000 and $626,000 were accrued and unpaid as of December 25, 1999 and March 25, 1999, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $200,361 and $208,025 and $617,865 and $612,216 for
the three and nine months ended December 25, 1999 and 1998, respectively. Of these fees $130,821 and $100,338 and $409,857 and $290,471 were incurred to affiliates of the Local General Part-ners. In addition, $126,090 and $135,797 and $399,980 and
$398,973 were incurred to affiliates of the General Partners for the three and nine months ended December 25, 1999 and 1998, respec-tively. Of such amounts incurred to affiliates of the General Part-ners, $67,708 and $39,982 and $225,382 and $112,770, respectively, are also included in amounts incurred to affiliates of the Local General Partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administra-tive fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Note Payable

Sheridan Square Associates of Lawton L.P.

On September 17, 1998, Sheridan Square Associates of Lawton
Limited Partnership ("Sheridan") obtained financing from NationsBank, N.A. in the form of a loan in the amount of $5,200,000. The loan bears interest at 6.820% and requires monthly payments by the Local Partnership to Nations Bank, N.A.
of $33,969, including interest, for a period of ten years. The ma-turity date of the loan is October 1, 2008, at which point all re-maining principal, including accrued interest shall be due and payable.

Proceeds of the loan were used to pay off the existing first and second mortgages due to Lexington Mortgage in the amount of $4,214,883 and $89,380, respectively. In addition, loan proceeds were used to establish certain reserve accounts, pay related loan costs and the promissory note due to Whitney Sheridan in the amount of $821,092.

Due to the new loan and the proceeds thereof used to pay off the first mortgage loan to Lexington Mortgage, the remaining contin-gent payments that existed at September 30, 1998, net of related costs, no longer existed and was recognized as extraordinary gain in the amount of $502,534.

Note 4 - Sale of Properties

Triangle Oaks Limited Partnership

On November 2, 1999, the Triangle Oaks Limited Partnership entered into a letter of intent to sell the property to an unaffiliated third party for a purchase price of $23,300,000, which was subse-quently reduced to $22,270,000. The closing is expected to occur in January 2000. No assurances can be given that the closing will occur.

Brookwood Apartments, L.P.

On November 15, 1999, the Brookwood Apartments, L.P. entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $7,300,000. This closing is expected to occur in March 2000. No assurances can be given that the clos-ing will occur.

Note 5 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 25, 1999.

Note 6 - Subsequent Event

Players Club at Fort Myers, Ltd. and Suntree at Fort Myers, Ltd.

On December 28, 1999, the property and the related assets and liabilities of Players Club at Fort Myers, Ltd. ("Players Club") and Suntree at Fort Myers, Ltd. ("Suntree") were sold to an unaffiliated third party for approximately $19,350,000, resulting in a gain of approximately $5,669,000 and forgiveness of indebtedness income of approximately $4,150,000 as a result of forgiveness of interest on mortgage debt and advances from the General Partners. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $15,821,000.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds are the cash distribu-tions from operations of the Local Partnerships in which the Part-nership has invested and net proceeds from pending and future sales. These sources are available to meet the obligations of the Partnership. During the nine months ended December 25, 1999 and 1998 such distributions amounted to approximately $143,000 and $185,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obli-gations with remaining unpaid balances due to the Related Gen-eral Partner totaling approximately $3,720,000 and $2,859,000 at December 25, 1999 and March 25, 1999, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,684,000 and $3,122,000 were accrued and unpaid as of December 25, 1999 and March 25, 1999, respectively. The Partnership utilized certain net proceeds from the sale of Players Club and Suntree to repay a portion of accrued amounts owed to the General Partners. Proceeds received from future sales will be used to pay current operating expenses and then any outstanding amounts due to the General Partners.

During the nine months ended December 25, 1999, cash and cash equivalents of the Partnership and its ten consolidated Local Part-nerships increased approximately $163,000. This increase was attributable to cash flow provided by operating activities
($984,000) which exceeded acquisitions of property and equip-ment ($204,000), a decrease in capitalization of consolidated sub-sidiaries attributable to minority interest ($150,000), an increase in deferred costs ($25,000), principal payments of mortgage notes payable ($385,000) and an increase in mortgage reserve deposits ($57,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($2,474,000).

For a discussion of contingencies affecting certain Local Partner-ships, see Notes 1 and 5 to the financial statements.

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

Results of Operations

Excluding other income, the results of operations of the Partner-ship, as well as the Local Partnerships remained fairly consistent during the three and nine months ended December 25, 1999 and 1998. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% and 3% for the three and nine months ended December 25, 1999 as compared to the corresponding periods in 1998 due to an increase in occupancy at two Local Partnerships and rental rate increases.

Other income increased approximately $26,000 and $69,000 for the three and nine months ended December 25, 1999 as compared to the corresponding periods in 1998 due to an increase in miscella-neous fees and late charges at four Local Partnerships.

Total expenses remained fairly consistent with a decrease of ap-proximately 1% and an increase of less than 1% for the three and nine months ended December 25, 1999 as compared to the corre-sponding periods in 1998.

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

CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
(Registrant)

	By:	RELATED ADVANTAGED RESIDENTIAL ASSOCIATES, INC., a General Partner

Date:  January 13, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  January 13, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	By:	RELATED AND CAMBRIDGE ASSOCIATES, LIMITED PARTNERSHIP,
		a General Partner

		By:	Related Advantaged Residential Associates, Inc.,
			its General Partner

Date:  January 13, 2000

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Senior Vice President
				(principal financial officer)

Date:  January 13, 2000

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)