Form 10-K
period 2000-03-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 2000-06-07
CIK 771996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended March 25, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-14941

             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

           DELAWARE                                           13-3330195
------------------------------------                      -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 MADISON AVENUE, NEW YORK, NEW YORK                            10022
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Title of Class
       --------------
       Limited Partnership Interests

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

       None

Index to exhibits may be found on page 65

                                     PART I

Item 1.  Business.

GENERAL

Cambridge Advantaged Properties II Limited Partnership (formerly Hutton Advantaged Properties II Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 25, 1985. Since November 25, 1997, the general partners of the Partnership have been Related Advantaged Residential Associates Inc., (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Related and Cambridge Associates Limited Partnership (formerly Related and Hutton Associates Limited Partnership), a Delaware limited partnership, ("Related and Cambridge Associates"), and together with the Related General Partner, the "General Partners". The general partner of Related and Cambridge Associates is the Related General Partner. On November 25, 1997, the Related General Partner and one of the then other general partners of the Partnership, Advantaged Housing Associates, Inc. ("AHA"), consummated a Purchase Agreement pursuant to which the Related General Partner purchased AHA's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired AHA's general partner interest in Related and Cambridge Associates, another General Par tner which is also the special limited partner of the Partnership. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

On May 19, 1994, the Partnership's name was changed to Cambridge Advantaged Properties II Limited Partnership.

On August 9, 1985, pursuant to a prospectus dated August 9, 1985 as supplemented by the supplements thereto dated September 20, 1985 and October 25, 1985 (as so supplemented, the "Prospectus"), the Partnership commenced a public offering (the "Offering"). Pursuant to the Offering, the Partnership issued and sold 7,150 Limited Partnership Interests resulting in $35,750,000 in gross proceeds from 2,926 investors (before offering expenses and sales commissions of $3,896,518). The Offering was completed in January 1986 and no further issuance of limited partnership interests (the "Limited Partnership Interests") is anticipated.

INVESTMENT OBJECTIVES/GOVERNMENT INCENTIVES
The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiaries" or "subsidiary partnerships"), each of which owns or leases and operates an existing residential housing development ("Apartment Complexes") which benefit from financing at rates below those otherwise available from conventional lenders that is made available through various Federal and State government programs or through the issuance of tax-exempt bonds ("Advantaged Financing"). In acquiring its interests in the Local Partnerships ("Local Partnership Interests"), the Partnership's investment objectives have been to:

(1) provide current tax benefits in the form of tax losses which limited partners may use to offset passive income from other sources;

(2) provide long-term capital appreciation through an increase in the value of the Partnership's investments in Local Partnerships;

(3) provide cash distributions from sale or refinancing transactions; and

(4) preserve and protect the Partnership's capital.

The Partnership is in the process of winding up its operations as it continues to sell its assets; therefore investment objectives (1), (2) and (4) are no longer applicable. The Partnership will no longer be generating passive losses due to the sale of properties. However, passive losses previously allocated to limited partners (to the extent unused) are available to offset the income expected to be generated from the sales effort.

Federal, State and local government agencies have provided significant incentives in order to stimulate private investment in housing which benefits from Advantaged Financing. The intent of these incentives was to reduce certain market risks and provide investors with (i) tax benefits, (ii) long-term capital appreciation, and (iii) limited cash distributions. Notwithstanding these factors, there remain significant risks. These risks include, but are not limited to, the financial strength and expertise of the general partners of the Local Partnerships ("Local General Partners"); the long-term nature of investments in advantaged housing which limits the ability of the Partnership to vary its investments in response to changing economic, financial and investment conditions; and changes in local economic circumstances and housing patterns which have an impact on real estate values. Apartment Complexes benefiting from Advantaged Financing also require greater management expertise and may have higher operating expenses than conventional apartment buildings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Further information concerning the Advantaged Financing programs in which the Local Partnerships participate can be found in Item 2, Properties, below.

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

INVESTMENTS
The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. However, Related and Cambridge Associates, a General Partner, is a special limited partner of each Local Partnership, and, under certain circumstances, has the right to replace the Local General Partners of the Local Partnership and also has certain rights with respect to voting on or approving of certain matters, including the sale of the Apartment Complex. These rights were given to Related and Cambridge Associates rather than the Partnership so as to avoid claims that by the existence or exercise of such rights the Partnership was taking part in the control of the Local Partnerships' operations and should thereby incur liability for all debts and obligations of the Local Partnerships (if this were found to be the case, the Partnership's interest in one Local Partnership could have been reached by creditors of another Local Partnership). Related and Cambridge Associates has agreed to exercise these rights as a fiduciary of the limited partners of the Partnership (the "Limited Partners").

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

As of March 25, 2000, one Local Partnership is experiencing financial difficulties. As a consequence, recoverability of a significant portion of the Partnership's investments will depend upon material improvements in their operating results and their ability to meet debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnership has not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below, for further discussion.

SALES OF UNDERLYING PROPERTIES/LOCAL PARTNERSHIP INTERESTS

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of March 25, 2000, the Partnership has disposed of five of its twelve original investments. One additional investment is listed for sale and the General Partner anticipates that the six remaining investments will be listed for sale by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnership and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

PLAYERS CLUB AT FORT MYERS, LTD. AND SUNTREE AT FORT MYERS, LTD.
On December 29, 1999, the property and related assets and liabilities of Players and Suntree were sold to an unaffiliated third party for approximately $19,350,000 resulting in a gain of approximately $5,642,000 and forgiveness of indebtedness income of approximately $2,929,000 as a result of forgiveness of interest on mortgage debt and advances from the General Partners.

GALVESTON-STEWART'S LANDING, LTD.
On November 12, 1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party for $5,030,000 resulting in a gain in the amount of approximately $1,379,000. Galveston used $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to approximately $8,630,000, resulting in forgiveness of indebtedness income of approximately $3,630,000.

BROOKWOOD APARTMENTS L.P.
On March 24, 2000, the property and related assets and liabilities of Brookwood were sold to an unaffiliated third party for $7,300,000, resulting in a gain of approximately $3,189,000.

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

EMPLOYEES
The Partnership does not have any employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 herein. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the partnership agreement of the Partnership (the "Partnership Agreement").

Item 2. Properties.

As of March 25, 2000, the Partnership holds a 98% Limited Partnership Interest in 7 Local Partnerships each of which owns an Apartment Complex. The original underlying properties in five of the Local Partnerships in which the Partnership had an interest have been sold. See Item 1, Business-Sales of Underlying Properties, below. Set forth below is certain information concerning the Apartment Complexes and their operations and financing. See Schedule III to the consolidated financial statements included herein for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in California (1), Florida (1), Kansas (1), Oklahoma (1), Texas (1) and Virginia (2). Three of the Apartment Complexes are in the suburbs of major cities, while the remaining Apartment Complexes are in close proximity to the downtown business districts of their respective cities. The Apartment Complexes are occupied by low, moderate and middle-income tenants. The occupancy rates are set forth below. The aggregate number of rental units contained in the Apartment Complexes is 2,172. The largest Apartment Complex contains 520 units and the smallest contains 156 units.

All of the Apartment Complexes are subject to existing permanent first mortgage loans ("Mortgage Loans on Real Estate"). See Schedule III to the financial statements included herein.

                           LOCAL PARTNERSHIP SCHEDULE

                                                                Percentage of Units
                                                              Occupied At December 31,
Name and Location of                      Government      --------------------------------
Property (Number of Units)                Assistance(a)   1999   1998   1997   1996   1995
--------------------------                -------------   ----   ----   ----   ----   ----
Triangle/Oaks Limited Partnership         Tax exempt
  Jacksonville, FL (520)                  financing       97%    92%    84%    84%    91%
Sheridan Square Associates of Lawton      Conventional
  Lawton, OK (276)                        financing       92%    92%    93%    87%    88%
Apple Creek Associates of Denton, Ltd     Tax exempt
  Denton, TX (308)                        financing       93%    96%    88%    96%    97%
Galveston-Stewart's Landing, Ltd
  Galveston, TX (216)                     Sec.221(d)(4)  (c)     (c)    (c)    88%    96%
Woodridge, Ltd                            Tax exempt
  Lenexa, KS (248)                        financing       94%    98%    98%    99%    95%
Players Club at Fort Myers, Ltd           Tax exempt
  Ft. Myers, FL (288)                     financing      (d)     77%    83%    79%    90%
Suntree at Fort Myers, Ltd                Tax exempt
  Ft. Myers, FL (240)                     financing      (d)     97%    98%    90%    94%
The Harbours Associates                   Tax exempt
  Newport News, VA (396)                  financing       97%    99%    92%    95%    92%
Brookwood Apartments L.P.
  Wichita, KS (216) (e)                   Sec.221(d)(4)   80%    94%    97%    97%    97%
Westwind II Associates                    Tax exempt      (c)
  Roanoke, VA (156)                       financing       90%    95%    98%    98%    97%
McAdam Park-336, Ltd                      Tax exempt
  Palmdale, CA (336)                      financing      (b)     (b)    (b)    (b)    50%
Suncreek-268, Ltd                         Tax exempt
  Sacramento, CA (268)                    financing       97%    95%    96%    96%    93%

(a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either Federal or State subsidies. HUD, through Federal Housing Administration ("FHA"), administers a variety of subsidies for low and moderate-income housing. FHA administers similar housing programs for nonurban areas. The federal programs generally provide one or a combination of the following forms of assistance: (1) mortgage loan insurance and (2) rental subsidies.

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

2) RENTAL SUBSIDIES. Many of the tenants in HUD insured projects receive some form of rental assistance payments.

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

(d) On December 28, 1999, the property and the related assets and liabilities of Players Club at Fort Myers, Ltd. (the "Players Club") and Suntree at Fort Myers, Ltd. (the "Suntree") were sold to an unaffiliated third party (see Item 7, below).

(e) On March 24, 2000, the property and the related assets and liabilities of Brookwood Apartments, L.P. (the "Brookwood") were sold to an unaffiliated third party (see Item 7, below).

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

As of March 25, 2000, the Partnership had issued and outstanding 7,150 Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate gross proceeds of $35,750,000.

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

As of May 1, 2000, there were 2,943 registered holders of Limited Partnership Interests.

The Partnership has made no distributions to its Limited Partners since its inception on June 25, 1985. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes which receive Governmental Assistance under programs which in some instances restrict the cash return available to owners (see Item 8, below). Therefore, the Partnership does not anticipate providing significant cash distributions from operations to its Limited Partners.

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

                                                     Year Ended March 25,
                                ------------------------------------------------------------------------
OPERATIONS                          2000           1999           1998           1997           1996
----------                      ------------   ------------   ------------   ------------   ------------

Revenues                        $ 23,781,306   $ 17,669,485   $ 19,260,738   $ 24,916,993   $ 19,483,652
Operating expenses               (21,081,216)   (21,861,271)   (21,939,186)   (23,746,261)   (25,288,830)
Loss on impairment of                      0              0              0              0     (1,116,378)
Minority interest                    833,691         41,717        (44,781)      (124,886)       (42,752)
                                 -----------    -----------    -----------    -----------    -----------
Income (loss) before ex-           3,533,781     (4,150,069)    (2,723,229)     1,045,846     (6,964,308)
  traordinary item
Extraordinary item -
  forgiveness of indebtedness      2,929,229        501,769      3,629,807      5,161,583      6,416,231
                                 -----------    -----------    -----------    -----------    -----------
Net income (loss)               $  6,463,010   $ (3,648,300)  $    906,578   $  6,207,429   $   (548,077)
                                 ===========    ===========    ===========    ===========    ===========
Number of limited partner-
  ship units outstanding               7,150          7,150          7,150          7,150          7,150
                                 ===========    ===========    ===========    ===========    ===========
Per Limited Partnership Unit:
Income (loss) before ex-        $        489   $       (575)  $       (377)  $        145   $       (964)
  traordinary item
Extraordinary item                       406             69            502            715            888
                                 -----------    -----------    -----------    -----------    -----------
Net income (loss)               $        895   $       (506)  $        125   $        860   $        (76)
                                 ===========    ===========    ===========    ===========    ===========

                                                     Year Ended March 25,
                                ------------------------------------------------------------------------
FINANCIAL POSITION                  2000           1999           1998           1997           1996
------------------              ------------   ------------   ------------   ------------   ------------
Total assets                    $ 58,450,241   $ 74,705,306   $ 76,840,906   $ 84,212,602   $ 94,239,730
                                 ===========    ===========    ===========    ===========    ===========
Long-term obligations           $ 71,887,945   $ 89,892,922   $ 91,209,333   $ 98,340,680   $116,955,198
                                 ===========    ===========    ===========    ===========    ===========
Total liabilities               $ 83,712,700   $106,041,794   $104,244,079   $112,321,944   $130,038,490
                                 ===========    ===========    ===========    ===========    ===========
Minority interest               $  4,237,149   $  4,626,130   $  4,911,145   $  5,111,554   $  3,629,565
                                 ===========    ===========    ===========    ===========    ===========

During the years ended March 25, 1996 through 1999, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. There was a decrease in long-term obligations and total liabilities in 1996 and 2000 due to forgiveness of indebtedness at Harbours, Westwind II, Woodbridge, Triangle/Oaks Partnerships, Players Club and Suntree. For the year ended March 25, 1996, there was also a decrease in assets due to a loss on impairment of assets. During the years ended March 25, 1997, 1998 and 2000, total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8, Financial Statements and Supplementary Data, below), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1997, 1998 and 2000 primarily due to the decrease in mortgage notes payable satisfied by the sales price of the properties which were sold and the forgiveness of indebtedness of mortgage debt and payments to the note holders. Long-term obligations decreased for the year ended March 25, 1999 primarily due to the forgiveness of indebtedness related to the mortgage refinancing at Sheridan Square (See Note 7 in Item 8, Financial Statements and Supplementary Data, below). Total liabilities increased for the year ended March 25, 1999 primarily due to the ad-vances made by the Related General Partners to meet third party obligations and the accrual of certain fees and expense reimbursements owed to the General Partners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL
The Partnership's capital has been invested primarily in 12 Local Partnerships in which the Partnership made an initial investment of $29,354,485 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. Through the fiscal year ended March 25, 2000, the properties and the related assets and liabilities owned by five Local Partnerships were sold to unaffiliated third parties. In addition, the Partnership has obtained loans from an affiliate of the Related General Partner, which together with Partnership funds, have been advanced to four Local Partnerships. Cumulatively, approximately $1,139,000 of such advances to Local Partnerships were forgiven as a result of the above sales. As of March 25, 2000, the Partnership owned interests in 7 Local Partnerships.

Cash of the Partnership and its consolidated subsidiaries increased by approximately $55,000 during the fiscal year ended March 25, 2000 (the "1999 Fiscal Year"). This increase is attributable to net proceeds from the sale of properties ($19,064,000), a decrease in mortgage escrow deposits-replacement reserves ($68,000) and an increase in minority interest ($445,000) which exceeded cash used by operating activities ($2,180,000), principal payments of mortgage notes payable ($17,095,000), acquisition of property and equipment ($223,000) and an increase in deferred costs ($25,000). Included in the adjustments to reconcile the net income to cash flow used in operating activities is forgiveness of indebtedness income ($2,929,000), gain on sale of property ($5,642,000) and depreciation and amortization ($3,334,000).

The Partnership's primary source of funds are the cash distributions from operations and cash distributions from sales of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the 1999 Fiscal Year, the year ended March 25, 1999 (the "1998 Fiscal Year") and the year ended March 25, 1998 (the "1997 Fiscal Year"), such distributions amounted to approximately $596,000, $192,000 and $150,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with the remaining unpaid balance of advanced funds equaling approximately $2,950,000, $2,859,000 and $2,060,000 as of March 25, 2000, 1999 and 1998, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,745,000, $3,122,000 and $2,414,000 were accrued and unpaid as of March 25,
2000, 1999 and 1998, respectively. Without the General Partners' advances and continued accrual and without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partner, have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

INFORMATION REGARDING DISPOSITION

For a discussion of the sale of properties in which the Partnership owns direct and indirect interest, see Note 10 to the Financial Statements.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way except the Partnership would lose its investment in the properties and any potential proceeds from the sale or refinancing of the properties.

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

RESULTS OF OPERATIONS

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 25, 2000, the Partnership has recorded approximately $1,116,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 1999, 1998 and 1997 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, administrative and management-related parties, repairs and maintenance, and forgiveness of indebtedness income, remained fairly consistent for the 1999, 1998 and 1997 Fiscal Years. The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and amortization, and mortgage interest.

Net income (loss) for the 1999, 1998 and 1997 Fiscal Years totaled $6,463,010, $(3,648,300) and $906,578, respectively.

Excluding 1999 and 1997 in which the Partnership generated passive income, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources ). This passive income may be offset by the carryforward of any unused passive losses from prior years; however, the sale or refinancing transactions of the Local Partnerships to date have been insufficient to provide cash distributions to the Limited Partners.

1999 VS. 1998
Rental income increased approximately 2% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding Suntree and Players Club which sold their properties on December 28, 1999, rental income increased approximately 4% primarily due to rental sale increases.

Other income increased by approximately 24% for the 1999 Fiscal Year as compared to 1998. Excluding Suntree and Players Club, other income increased approximately 20% primarily due to an increase in application, laundry and pet fees at two Local Partnerships.

Total expenses, excluding Suntree and Players Club, remained fairly consistent with a decrease of approximately 2% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year.

Taxes and insurance decreased approximately $389,000 for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding Suntree and Players Club, taxes and insurance decreased approximately $76,000.

A gain on sale of properties of approximately $5,642,000 and forgiveness of indebtedness income of approximately $2,929,000 was recorded in the 1999 Fiscal Year (see Notes 10 and 11, respectively, in Item 8, Financial Statements and Supplemental Data, below).

1998 VS. 1997
Rental income decreased approximately 2% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. Excluding Galveston, rental income increased approximately 4% primarily due to rental sale increases.

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

Forgiveness of indebtedness income of approximately $502,000 was recorded in the 1998 Fiscal year. (See Note 11 Financial Statements and Supplemental Data, below).

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

TRIANGLE/OAKS LIMITED PARTNERSHIP
During the years ended December 31, 1999, 1998 and 1997, the Local Partnership incurred losses of $291,361, $1,035,346 and $915,330, respectively. In addition, at December 31, 1999, accounts payable and accrued expenses excluding mortgage notes payable exceed available cash by $143,163 and total liabilities exceed total assets by $8,365,625. These factors among others may indicate that the Local Partnership will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability that might be necessary should the Local Partnership be unable to continue as a going concern. The Partnership has received a commitment from affiliates of the Local General Partner to provide additional cash funding anticipated to be $25,000 per month. Management's intent is to dispose of all the property and equipment of the Local Partnership by the end of the year 2000. During the 1999 Fiscal Year, the Partnership advanced approximately $240,000 to the Local Partnership. Approximately $3,565,000 and

$3,325,000 was outstanding at March 25, 2000 and 1999, respectively. Such amounts will be voluntary loans.

The Partnership's investments in Triangle/Oaks Limited Partnership ("Triangle/Oaks") has been reduced to zero by prior years' losses. The minority interest balance for Triangle/Oaks was approximately $369,000 and $375,000 at March 25, 2000 and 1999, respectively. Triangle/Oaks net loss after minority interest amounted to approximately $301,000, $1,015,000 and $897,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

PLAYERS CLUB AT FORT MYERS, LTD. AND SUNTREE AT FORT MYERS, LTD.
On December 28, 1999, the property and related assets and liabilities of Players and Suntree were sold to an unaffiliated third party for approximately $19,350,000 resulting in a gain of approximately $5,642,000 and forgiveness of indebtedness income of approximately $2,900,000 as a result of forgiveness of interest on mortgage debt and advances from the General Partners.

GALVESTON-STEWART'S LANDING, LTD.
On November 12, 1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party for $5,030,000 resulting in a gain in the amount of approximately $1,379,000. Galveston used $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to approximately $8,630,000, resulting in forgiveness of indebtedness income of approximately $3,630,000.

BROOKWOOD APARTMENTS L.P.
On March 24, 2000, the property and related assets and liabilities of Brookwood were sold to an unaffiliated third party for $7,300,000, resulting in a gain of approximately $3,189,000.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable.

Item 8. Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.  Financial Statements

        Independent Auditors' Report                                      17

        Consolidated Balance Sheets at March 25, 2000 and 1999            44

        Consolidated Statements of Operations for the Years Ended
        March 25, 2000, 1999 and 1998                                     45

        Consolidated Statements of Changes in Partners' Deficit for the
        Years Ended March 25, 2000, 1999 and 1998                         46

        Consolidated Statements of Cash Flows for the Years Ended
        March 25, 2000, 1999 and 1998                                     47

        Notes to Consolidated Financial Statements                        49

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries as of March 25, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 10 subsidiary partnerships whose income (losses) aggregated $7,164,359, ($2,845,749) and $2,252,981 during the 1999, 1998 and 1997 Fiscal Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 25, 2000 and 1999, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries at March 25, 2000 and 1999, and the results of their operations, and their cash flows for the years ended March 25, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years.

The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity will continue as a going concern. As discussed in Notes 2 and 12, the auditors of one (Fiscal 1999) subsidiary partnership have modified their report due to the uncertainty of the subsidiary partnership's ability to continue as a going concern. This subsidiary partnership's loss aggregated $306,986, $1,035,345 and $915,330 for the 1999, 1998 and 1997 Fiscal
Years, respectively, and their assets constituted 26% and 21% of the Partnership's assets at March 25, 2000 and 1999, respectively. These matters raise substantial doubt about Cambridge Advantaged Properties II Limited Partnership and Subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 2, 2000

[DICKEY & WOLF, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Triangle/Oaks Limited Partnership

We have audited the accompanying balance sheets of TRIANGLE/OAKS LIMITED PARTNERSHIP (a Massachusetts Limited Partnership) as of December 31, 1999 and 1998, and the related statement of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9, the Partnership is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern at December 31, 1999. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, Missouri
January 29, 2000

[DICKEY & WOLF, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Triangle/Oaks Limited Partnership

We have audited the accompanying balance sheets of TRIANGLE/OAKS LIMITED PARTNERSHIP (a Massachusetts Limited Partnership) as of December 31, 1998 and 1997, and the related statement of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9, the Partnership is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern at December 31, 1998. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, Missouri
January 31, 1999

[DICKEY & WOLF, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sheridan Square Associates of Lawton,

We have audited the accompanying balance sheets of SHERIDAN SQUARE ASSOCIATES OF LAWTON, (a Oklahoma Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHERIDAN SQUARE ASSOCIATES OF LAWTON as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2000

[DICKEY & WOLF, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sheridan Square Associates of Lawton

We have audited the accompanying balance sheets of SHERIDAN SQUARE ASSOCIATES OF LAWTON, (a Oklahoma Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHERIDAN SQUARE ASSOCIATES OF LAWTON as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 25, 1999

[DICKEY & WOLF, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Associates of Denton, Ltd.

We have audited the accompanying balance sheets of APPLE CREEK ASSOCIATES OF DENTON, LTD., (a Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, statements of changes in partners' equity/(deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2000

[DICKEY & WOLF, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Associates of Denton, Ltd.

We have audited the accompanying balance sheets of APPLE CREEK ASSOCIATES OF DENTON, LTD., (a Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, statements of changes in partners' equity/(deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ DICKEY & WOLF, LLC
Certified Public Accountants
Harrisonville, MO
January 25, 1999

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

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 28, 1998

[DICKEY & WOLF, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Woodridge, Ltd.

We have audited the accompanying balance sheets of WOODRIDGE, LTD. (a California Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, statements of changes in partners' equity/(deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODRIDGE, LTD. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2000

[DICKEY & WOLF, LLC LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Woodridge, Ltd.

We have audited the accompanying balance sheet of WOODRIDGE, LTD., (a California Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODRIDGE, LTD. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 25, 1999

[Reznick Fedder & Silverman letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Players Club at Fort Myers, Ltd.

We have audited the accompanying balance sheet of Players Club at Fort Myers, Ltd. as of December 31, 1998, and the related statements of operations, partners' deficit and cash flows for each of the two years ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Club at Fort Myers, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' deficit and its cash flows for each of the two years ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
February 14, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Players Club at Fort Myers, Ltd.

We have audited the accompanying balance sheets of Players Club at Fort Myers, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Players Club at Fort Myers, Ltd. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has incurred operating losses, cash flow deficits and low occupancy levels which raises substantial doubt about the Partnership's ability to continue as a going concern. In addition, the general partner's operating deficit guarantee has expired and there is no further obligation to continue to fund operating deficits. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Partnership be unable to continue in existence.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
February 4, 1999

[Reznick Fedder & Silverman letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Suntree at Fort Myers, Ltd.

We have audited the accompanying balance sheet of Suntree at Fort Myers, Ltd. as of December 31, 1998, and the related statements of operations, partners' deficit and cash flows for each of the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suntree at Fort Myers, Ltd. as of December 31, 1998, and the results of its operations, and its cash flows for each of the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
February 4, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Suntree at Fort Myers, Ltd.

We have audited the accompanying balance sheets of Suntree at Fort Myers, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suntree at Fort Myers, Ltd. as of December 31, 1998 and 1997, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has incurred operating losses, cash flow deficits and low occupancy levels which raises substantial doubt about the Partnership's ability to continue as a going concern. In addition, the general partner's operating deficit guarantee has expired and there is no further obligation to continue to fund operating deficits. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments relating the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Partnership be unable to continue in existence.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
February 4, 1999

[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of
The Harbours Associates

We have audited the accompanying balance sheet of The Harbours Associates, VHDA Project No. 95-0759, (a limited partnership) as of December 31, 1999, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Harbours Associates as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
Richmond, Virginia
February 7, 2000

[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of
The Harbours Associates

We have audited the accompanying balance sheet of The Harbours Associates, VHDA Project No. 95-0759 (a limited partnership), as of December 31, 1998, and the related statements of profit and losses, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Harbours Associates at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
Richmond, Virginia
February 11, 1999

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

/s/ BDO Seidman, LLP
Richmond, Virginia
February 11, 1998

[GEORGE, BOWERMAN & NOEL, P.A. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Brookwood Apartments, L.P.
(A Kansas Limited Partnership)
Wichita, Kansas

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. (A Kansas Limited Partnership) as of December 31, 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 1, the accompanying financial statements reflect certain reorganization adjustments of the Partnership on a "push-down" basis. However, in connection with the reorganization, the Partnership has not discounted certain debt which, in our opinion, should be discounted and has capitalized certain deferred financing costs which, in our opinion, should have been written off in order to conform with generally accepted accounting principles. If these additional reorganization adjustments had been made, deferred financing costs and mortgage note payable would have been reduced by $244,708 in the accompanying balance sheet. These departures from generally accepted accounting principles do not have a material effect on the results of operations or cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the year ended December 31, 1999.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the year ended December 31, 1999 and its financial position at December 31, 1999 in conformity with generally accepted accounting principles.

//s/ George, Bowerman & Noel, P.A.
Wichita, Kansas
February 11, 2000

[George, Bowerman & Noel, P.A. letterhead]

INDEPENDENT AUDITORS' REPORT

The Partners
Brookwood Apartments, L.P.
(A Kansas Limited Partnership)
Wichita, Kansas

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. (A Kansas Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 1, the accompanying financial statements reflect certain reorganization adjustments of the Partnership on a "push-down" basis. However, in connection with the reorganization, the Partnership has not discounted certain debt which, in our opinion, should be discounted and has capitalized certain deferred financing costs which, in our opinion, should have been written off in order to conform with generally accepted accounting principles. If these additional reorganization adjustments had been made, deferred financing costs and mortgage note payable would have been reduced by $259,602 in the accompanying balance sheet. These departures from generally accepted accounting principles do not have a material effect on the results of operations or cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the year ended December 31, 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the year ended December 31, 1998 and its financial position at December 31, 1998 in conformity with generally accepted accounting principles.

/s/ George, Bowerman & Noel, P.A.
Wichita, Kansas
February 11, 1999

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

/s/ George, Bowerman & Noel, P.A.
Wichita, Kansas
February 12, 1998

[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners
Westwind II Associates

We have audited the accompanying balance sheet of Westwind II Associates, F.H.A. Project No. 051-11092, (a limited partnership), as of December 31, 1999, and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in August 1997. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwind II Associates as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 2000 on our consideration of the Partnership's internal control structure. Furthermore, in accordance with the Consolidated Audit Guide, we have also issued a report dated February 7, 2000 on its compliance with specific requirements of HUD projects.

/s/ BDO Seidman, LLP
Richmond, Virginia
February 7, 2000

[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners
Westwind II Associates

We have audited the accompanying balance sheet of Westwind II Associates, F.H.A. Project No. 051-11092, (a limited partnership), as of December 31, 1998, and the related statements of profit and loss, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in August 1997. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwind II Associates as of December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1999 on our consideration of the Partnership's internal control structure. Furthermore, in accordance with the Consolidated Audit Guide, we have also issued a report dated February 11, 1999 on its compliance with specific requirements of HUD projects.

/s/ BDO Seidman, LLP
Richmond, Virginia
February 11, 1999

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

/s/ BDO Seidman, LLP
Richmond, Virginia
February 11, 1998

[PRICEWATERHOUSECOOPERS L.L.P. LETTERHEAD]

Report of Independent Accountants

To the Partners
Suncreek - 268, Ltd.

In our opinion, the accompanying balance sheet and the related statements of income, changes in partners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Suncreek - 268, Ltd. (the Partnership) at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above

/s/ PricewaterhouseCoopers L.L.P.
Portland, Oregon
January 28, 2000

[PRICEWATERHOUSECOOPERS L.L.P. LETTERHEAD]

Report of Independent Accountants

To the Partners
Suncreek - 268, Ltd.

In our opinion, the accompanying balance sheet and the related statements of operations, changes in partners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Suncreek - 268, Ltd. (the Partnership) at December 31, 1998, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers L.L.P.
Portland, Oregon
February 9, 1999

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

/s/ Coopers & Lybrand L.L.P.
Portland, Oregon
February 6, 1998

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                  MARCH 25,
                                                        ---------------------------
                                                             2000          1999
                                                        ------------  -------------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4 and 7)                       $  34,237,818 $  67,909,812
Property and equipment held for sale - net, less
  accumulated depreciation (Notes 2, 4 and 7)              18,695,807             0
Cash and cash equivalents (Notes 2 and 12)                  1,504,490     1,449,846
Cash - restricted for tenants' security deposits              435,137       583,583
Mortgage escrow deposits (Notes 5 and 7)                    1,961,983     2,476,406
Deferred costs, net of accumulated amortization
  (Notes 2 and 6)                                           1,441,913     2,027,363
Prepaid expenses and other assets                             173,093       258,296
                                                        ------------  -------------
Total assets                                            $  58,450,241 $  74,705,306
                                                        ============= =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Mortgage notes payable (Notes 7 and 10)                 $  71,887,945 $  89,892,922
Accounts payable, accrued expenses and other
  liabilities                                               4,100,178     7,434,059
Tenants' security deposits payable                            435,137       583,583
Due to general partners of subsidiaries
  and their affiliates (Note 8)                               562,541     1,581,637
Due to general partners and affiliates (Note 8)             6,726,899     6,549,593
                                                        ------------- -------------
                                                           83,712,700   106,041,794
                                                        ------------- -------------
Minority interest (Note 2)                                  4,237,149     4,626,130
                                                        ------------- -------------

Commitments and contingencies (Note 12)

Partners' deficit:

Limited Partner                                           (28,887,065)  (35,285,445)
General Partner                                              (612,543)     (677,173)
                                                       -------------- -------------
Total partners' deficit                                   (29,499,608)  (35,962,618)
                                                       -------------- -------------
Total liabilities and partners' deficit                 $  58,450,241 $  74,705,306
                                                       ============== =============

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 YEAR ENDED MARCH 25,
                                                      -------------------------------------------
                                                          2000           1999*            1998*
                                                      -----------    -----------      -----------
Revenues
Rental, net                                           $17,172,048    $16,886,576      $17,286,847
Other                                                     967,009        782,909          595,239
Gain on sale of property (Note 10)                      5,642,249              0        1,378,652
                                                      -----------    -----------      -----------
Total revenues                                         23,781,306     17,669,485       19,260,738
                                                      -----------    -----------      -----------

Expenses
Administrative and management                           2,568,002      2,796,876        2,607,327
Administrative and management-related
  parties (Note 8)                                      1,197,774      1,289,992        1,460,724
Operating                                               1,480,735      1,636,671        1,698,501
Repairs and maintenance                                 3,731,093      3,696,346        3,501,972
Taxes and insurance                                     1,579,709      1,968,689        2,105,144
Interest                                                7,190,351      7,217,812        7,109,841
Depreciation and amortization                           3,333,552      3,254,885        3,455,677
                                                      -----------    -----------      -----------

Total expenses                                         21,081,216     21,861,271       21,939,186
                                                      -----------    -----------      -----------

Income (loss) before minority interest and
  extraordinary item                                    2,700,090     (4,191,786)      (2,678,448)

Minority interest in loss (income) of subsidiaries        833,691         41,717          (44,781)
                                                      -----------    -----------      -----------

Income (loss) before extraordinary item                 3,533,781     (4,150,069)      (2,723,229)

Extraordinary item - forgiveness of indebtedness
  income (Note 11)                                      2,929,229        501,769        3,629,807
                                                      -----------   ------------      -----------

Net income (loss)                                    $  6,463,010   $ (3,648,300)    $    906,578
                                                      ===========    ===========     ============

Income (loss) before extraordinary item -
  limited partners                                   $  3,498,443   $ (4,108,568)    $ (2,695,997)
Extraordinary item - limited partners                   2,899,937        496,751        3,593,509
                                                      -----------   ------------      -----------
Net income (loss) - limited partners                 $  6,398,380   $ (3,611,817)    $    897,512
                                                      ===========    ===========     ============

Number of limited partnership units outstanding             7,150          7,150            7,150
                                                      ===========    ===========     ============

Per limited partnership unit:
Income (loss) before extraordinary item              $        489   $       (575)    $      (377)
Extraordinary item                                            406             69             502
                                                      -----------   ------------     ------------
Net income (loss)                                    $        895   $       (506)    $       125
                                                      ===========   ============     ============

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.


                                      -45

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                       Limited       General
                                                         Total         Partners      Partners
                                                     -------------  -------------   ----------
Balance - March 26, 1997                             $(33,220,896)  $(32,571,140)   $(649,756)

Net income                                                906,578        897,512        9,066
                                                     ------------   ------------    ---------

Balance - March 25, 1998                              (32,314,318)   (31,673,628)    (640,690)

Net loss                                               (3,648,300)    (3,611,817)     (36,483)
                                                     ------------   ------------    ---------

Balance - March 25, 1999                              (35,962,618)   (35,285,445)    (677,173)

Net income                                              6,463,010      6,398,380       64,630
                                                     ------------   ------------    ---------

Balance - March 25, 2000                             $(29,499,608)  $(28,887,065)   $(612,543)
                                                      ===========    ===========     ========

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  YEAR ENDED MARCH 25,
                                                       ------------------------------------------
                                                          2000           1999              1998
                                                       ----------     ----------       ----------
Cash flows from operating activities:
Net income (loss)                                     $ 6,463,010    $(3,648,300)     $   906,578
                                                       ----------     ----------       ----------
Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating activities:
Gain on sale of property                               (5,642,249)             0       (1,378,652)
Extraordinary item - forgiveness of indebtedness       (2,929,229)      (501,769)      (3,629,807)
Depreciation and amortization                           3,333,552      3,254,885        3,455,677
Minority interest in (loss) income  of subsidiaries      (833,691)       (41,717)          44,781
(Increase) decrease in assets:
Cash-restricted for tenants' security deposits            190,883        (20,336)           9,377
Mortgage escrow deposits                                  296,375       (690,945)         248,861
Prepaid expenses and other assets                         (26,471)       173,874           (5,279)
Increase (decrease) in liabilities:
Accounts payable, accrued expenses and
  other liabilities                                    (2,378,636)     1,254,472          396,554
Tenants' security deposits payable                       (148,446)        20,336           (9,377)
Increase in due to general partners of
  subsidiaries and their affiliates                             0         40,000           48,277
Decrease in due to general partners of subsidiaries
  and their affiliates                                   (681,934)      (146,013)        (148,366)
Due to general partners and affiliates                    177,306      1,888,832          856,112
                                                      -----------     ----------       ----------

Total adjustments                                      (8,642,540)     5,231,619         (111,842)
                                                       ----------     ----------       ----------

Net cash (used in) provided by operating activities    (2,179,530)     1,583,319          794,736
                                                       ----------     ----------       ----------

Cash flows from investing activities:
Net proceeds from the sale of property                 19,064,362              0        5,030,000
Acquisition of property and equipment                    (223,298)       (84,876)        (157,112)
Decrease (increase) in mortgage escrow deposits -
  replacement reserves                                     68,040         30,060         (168,813)
                                                     ------------    -----------      -----------

Net cash provided by (used in) investing activities    18,909,104        (54,816)       4,704,075
                                                       ----------    -----------       ----------

Cash flows from financing activities:
Proceeds from mortgage notes payable                            0      5,200,000                0
Principal payments of mortgage notes payable          (17,094,977)    (6,014,642)      (5,591,258)
Increase (decrease) in minority interest                  444,710       (186,799)        (129,885)
(Increase) decrease in deferred costs                     (24,663)       (88,820)           8,567
                                                      -----------   ------------      ------------
Net cash used in financing activities                 (16,674,930)    (1,090,261)      (5,712,576)
                                                      -----------   ------------      ------------

Net increase (decrease) in cash and cash equivalents       54,644        438,242         (213,765)
Cash and cash equivalents at beginning of year          1,449,846      1,011,604        1,225,369
                                                      -----------    -----------      -----------
Cash and cash equivalents at end of year             $  1,504,490   $  1,449,846     $  1,011,604
                                                      ===========    ===========      ===========

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                 YEAR ENDED MARCH 25,
                                                       ----------------------------------------
                                                          2000           1999            1998
                                                       ----------     ----------     ----------

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                $ 6,518,818   $  6,094,273   $  6,866,054
                                                       ==========    ===========    ===========

Supplemental disclosures of noncash investing and financing activities:

Increase in minority interest attributable
  to accrued distributions to general partners
  of subsidiaries                                    $          0   $     56,499   $          0

Forgiveness of indebtedness:
Decrease in mortgage notes payable                       (910,000)      (501,769)    (1,540,089)
Decrease in accounts payable, accrued
  expenses and other liabilities                       (1,682,067)             0     (1,790,717)
Decrease in due to general partners and affiliates       (337,162)             0       (299,001)

Summarized below are the components of the gain on sale of property:

Decrease in property and equipment,
  net of accumulated depreciation                      12,476,046              0      3,769,541
Increase in cash - restricted for tenants'
  security deposits                                       (42,437)             0              0
Decrease in mortgage escrow deposits                      150,008              0              0
Decrease in prepaid expenses
  and other assets                                        111,674              0         (2,888)
Increase in accounts payable, accrued
  expenses and other liabilities                          726,822              0              0
Decrease due to general partners and affiliates                 0              0       (115,305)

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

NOTE 1 - Organization

Cambridge Advantaged Properties II Limited Partnership (formerly Hutton Advantaged Properties II Limited Partnership) ("the Partnership") was formed pursuant to the laws of the State of Delaware on June 25, 1985. The Partnership invests, as a limited partner, in limited partnerships ("Local Partnerships", "subsidiaries" and "subsidiary partnerships"), each of which owns and operates residential housing developments ("Apartment Complexes"), which benefit from financing at rates below those otherwise available from conventional lenders, made available through various Federal and State government programs or through the issuance of tax-exempt bonds ("Advantaged Financings").

As of March 25, 2000, the Partnership holds an interest in 7 Local Partnerships which own 7 Apartment Complexes. Through the fiscal year ended March 25, 2000, the properties and related assets and liabilities owned by five Local Partnerships were sold to unaffiliated third parties (see Note 10, below).

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

Pursuant to the public offering, which occurred from 1985 through 1986, the Partnership received $35,750,000 of gross proceeds from 7,150 Limited Partnership Interests (as defined below). No further issuance of limited partnership interests ("Limited Partnership Interests") is anticipated.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Going Concern

As of March 25, 2000, one Local Partnership is experiencing financial difficulties. There is substantial doubt about the Partnership's ability to continue as a going concern. Recoverability of a significant portion of the Partnership's investments will depend upon material improvements in the ability of each subsidiary partnership to meet its debt service obligations. In addition, the level of cash distributions provided to the Partnership by the Local Partnerships has not been sufficient, and may not be sufficient in the future, to cover the Partnership's operating expenses. As a result, the Partnership has required, and may in the future require, funding from other sources for such purposes. There can be no assurance that the Partnership will be successful in obtaining such financing. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 12, below, for management's intentions.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and ten subsidiary partnerships fiscal year ended March 25, 2000 (the "1999 Fiscal Year") two of which only have activity through the date of sale of its property and the related assets and liabilities, ten subsidiary partnerships fiscal year ended March 25, 1999 (the "1998 Fiscal Year") and eleven subsidiary partnerships fiscal year ended March 25, 1998 (the "1997 Fiscal Year"), one of which only has activity through the date of sale of its property and the related assets and liabilities. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0, $15,000 and $0, for the 1999, 1998 and 1997 Fiscal Years, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 25, 2000, the Partnership has recorded approximately $1,116,000 as a loss on impairment of assets.

e)  Amortization

Deferred costs are being amortized over their respective periods of benefit.

f)  Income Taxes

No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (see Note 9, below).

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

(i)  Adoption of New Accounting Standards

On April of 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up
Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters beginning after December 15, 1998.

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

CASH AND CASH EQUIVALENTS, MORTGAGE ESCROW DEPOSITS AND CASH-RESTRICTED FOR TENANTS' SECURITY DEPOSITS
The carrying amount approximates fair value.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

MORTGAGE NOTES PAYABLE
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                March 25, 2000                March 25, 1999
                                          -------------------------  -----------------------------
                                           Carrying                   Carrying
                                           Amount       Fair Value    Amount           Fair Value
                                          ----------   -----------   ------------     ------------
Mortgage Notes Payable for which it is:
Practicable to estimate fair value       $69,393,084   $63,388,441    $87,398,061     $86,650,171
Not Practicable                          $ 2,494,861             *    $ 2,494,861               *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The estimated fair value of the Partnership's accounts payable and accrued expenses which are different than carrying value are as follows:

                                                March 25, 2000                March 25, 1999
                                          -------------------------  -----------------------------
                                           Carrying                   Carrying
                                           Amount       Fair Value    Amount           Fair Value
                                          ----------   -----------   ------------     ------------
Accounts payable and accrued
  expenses for which it is:
Practicable to estimate fair value        $3,193,191      $264,130     $2,953,097       $440,070

The carrying amount of other financial instruments that require such disclosure approximates fair value.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

NOTE 4 - Property and Equipment and Property and Equipment Held for Sale

The components of property and equipment and their estimated useful lives are as follows:

                                                           March 25,
                                             ----------------------------------     Estimated
                                                  2000                1999        Useful Lives
                                             ------------         -------------   ------------
Land                                         $  6,497,186         $ 13,084,659
Buildings and improvements                     54,543,782           96,145,887     10-40 Years
Furniture and fixtures                          2,572,546            5,395,391     5-10 Years
                                             ------------         ------------

                                               63,613,514          114,625,937

Less:  Accumulated depreciation               (29,375,696)         (46,716,125)
                                             ------------         ------------

                                             $ 34,237,818         $ 67,909,812
                                              ===========          ===========

Depreciation expense for the 1999, 1998 and 1997 Fiscal Years amounted to $2,723,439, $3,050,685 and $3,276,844, respectively.

During the 1999 Fiscal Year, there was a decrease in accumulated depreciation in the amount of $7,239,340 due to the sale of Suntree, Players Club and Brookwood.

The components of property and equipment held for sale and their estimated useful lives are as follows:

                                                           March 25,
                                             ----------------------------------
                                                  2000                1999
                                             ------------         -------------
Land                                         $  2,251,249  $                 0
Buildings and improvements                     26,257,945                    0
Furniture and fixtures                          3,011,141                    0
                                             ------------   ------------------

                                               31,520,335                    0

Less:  Accumulated depreciation               (12,824,528)                   0
                                             ------------    -----------------

                                             $ 18,695,807  $                 0
                                              ===========   ==================

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                           March 25,
                                             ----------------------------------
                                                  2000                1999
                                             ------------         -------------
Reserve for replacements                     $  1,075,120         $  1,016,492
Real estate taxes, insurance and other            886,863            1,459,914
                                              -----------          -----------

                                             $  1,961,983         $  2,476,406
                                              ===========          ===========

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                               March 25
                                            ---------------------------------------   Period
                                                    2000                1999         (Months)
                                            ------------------   ------------------  --------
Organization fee (a)(b)                     $           0          $   102,709        60
Bond and financing fees                         1,895,150            2,995,526        65-240
                                                ---------            ---------
                                                1,895,150            3,098,235

Less:  Accumulated amortization                  (453,237)          (1,070,872)
                                               ----------           ----------

                                               $1,441,913           $2,027,363
                                                =========            =========

(a) Represents fees to the Partnership's general partners and affiliates.

(b) Payable from capital contributions of the Partnership to the subsidiary partnerships.

Amortization of deferred costs for the 1999, 1998 and 1997 Fiscal Years aggregated $610,113, $204,200 and $178,833, respectively.

During the 1999 and 1998 Fiscal Years, respectively, approximately $1,228,000 and $117,000 of fully amortized deferred costs were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $402,000, including principal and interest at rates varying from 3.9% to 10.5% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

Annual principal payment requirements for each of the next five fiscal years are as follows:

Year Ending December 31                      Amount
-----------------------                  -------------
2000                                     $  3,180,583
2001                                        7,516,142
2002                                          632,618
2003                                        1,360,260
2004                                        9,639,208
Thereafter                                 49,559,134
                                           ----------

                                          $71,887,945
                                        ==============

The mortgage agreements require monthly deposits to replacement reserves of approximately $22,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (see Note 5, below).

NOTE 8 - Related Party Transactions

One of the general partners of the Partnership, Related and Cambridge Associates, has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., which was an affiliate of the Related General Partner through October 1997, is the managing agent of three of the properties.

Fees incurred to related parties for the years ended March 25, 2000, 1999 and 1998 were as follows:

                                                                 Year Ended March 25
                                                     ---------------------------------------------
                                                         2000            1999*            1998*
                                                     ------------    -----------      -----------
Partnership management fees (a)                       $   505,171    $   644,526      $   654,750
Expense reimbursement (b)                                 116,470         89,257           80,385
Property management fees incurred
  to affiliates of the General Partners (c)               321,505        310,961          492,561
Local administrative fee (d)                                7,500          7,500            7,500
                                                       ----------      ---------        ---------
Total general and administrative
  General Partners                                        950,646      1,052,244        1,235,196
                                                       ----------      ---------        ---------
Property management fees incurred
  to affiliates of the subsidiary partnerships'
  general partners (c)                                    247,128        237,748          225,528
                                                       ----------      ---------        ---------
Total general and administrative
  related parties                                      $1,197,774     $1,289,992       $1,460,724
                                                        =========      =========        =========

*Reclassified for comparative purposes

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

approximately $3,002,000 and $2,497,000 were accrued and unpaid as of March 25, 2000 and 1999, respectively. Without the General Partners' advances and continued accrual and without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

(b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $743,000 and $626,000 were accrued and unpaid as of March 25, 2000 and 1999, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $857,710, $835,445 and $830,247 for the 1999, 1998 and 1997 Fiscal Years,
respectively. Of these fees, $568,633, $548,709 and $421,184 were incurred to affiliates of the subsidiary partnerships. In addition, $321,505, $310,961 and $492,561 was incurred to affiliates of the Related General Partner for the 1999, 1998 and 1997 Fiscal Years, respectively. Of such amounts incurred to affiliates of the Related General Partner, $321,505, $310,961 and $195,656 are also included in amounts incurred to affiliates of the subsidiary partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

Related and Cambridge Associates, a General Partner of the Partnership, is a special limited partner of each Local Partnership, with a 1% interest in profits, losses and distributions. Distributions aggregating $4,739 and $1,955 were made to Related and Cambridge Associates for the 1999 and 1998 Fiscal Years, respectively.

C/R Florida Associates, L.P., a Delaware limited partnership ("C/R Florida"), is the general partner of Players Club and Suntree, with a 1% interest in profits, losses and distributions. Related Advantaged Residential Associates Inc. is the general partner of C/R Florida.

During September 1988, the Partnership obtained a $793,867 loan from an affiliate of the Related General Partner. This loan accrues interest at the bank's prime rate plus 1% and is repayable from all available cash sources. These funds, together with $2,545,223 of Partnership funds, were advanced by the Partnership to complete the Triangle/Oaks refinancing and to provide adequate working capital for the local partnership. During the 1999 Fiscal Year the Partnership advanced $240,000 to the Local Partnership. Approximately $3,565,000 and $3,325,000 was outstanding at March 25, 2000 and 1999 (see Note 12, below).

As of March 25, 2000, an affiliate of the Related General Partner advanced $310,926 to the Partnership, none of which was advanced in the 1999, 1998 or 1997 Fiscal Years. These funds were advanced by the Partnership to Sheridan to provide working capital. During the 1998 Fiscal Year, $115,020 was repaid and during the 1997 Fiscal Year, $74,587 was repaid. Such note is non-interest bearing.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

As of March 25, 1997, $606,445 of advances previously made by the Partnership and Whitney Management Corporation, an affiliate of the Local General Partner, to Galveston was forgiven as a result of a sale of property and the related assets and liabilities of Galveston (see Note 10). These funds had been advanced to provide working capital to Galveston. Such note was noninterest bearing.


As of March 25, 2000, the Partnership had advanced Apple Creek approximately $996,000, $27,500 of which was advanced during the 1999 Fiscal Year.

Due to local general partners and affiliates at March 25, 2000 and 1999 consists of the following:

                                                               December 31,
                                                        --------------------------
                                                          1999             1998
                                                        ---------       ----------
Operating deficit loans (*)                             $549,118       $1,376,062
Management and other operating advances                   13,423          149,076
                                                        --------       ----------
                                                        $562,541       $1,525,138
                                                        ========       ==========

(*) Operating deficit loans include one and three loans payable to local general partners and affiliates, respectively, which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                Year Ended December 31
                                                    ---------------------------------------------
                                                         1999            1998            1997
                                                    -------------    ------------    ------------
Financial statement net income (loss)               $   6,463,010    $(3,648,300)    $    906,578

Difference between depreciation expense
  recorded for financial reporting
  purposes and the accelerated cost
  recovery system utilized for income
  tax purposes                                          1,670,055       (796,677)      (1,159,303)

Gain on sale of property                                5,335,164              0          420,103

Extraordinary item - forgiveness of indebtedness       (2,786,768)      (545,532)         108,797

Debt restructuring                                              0       (289,710)         332,796

Other                                                    (466,431)        84,592         (213,259)
                                                     ------------   ------------      -----------

Income (loss) as shown on the income tax return
  for the calendar year ended                         $10,215,030    $(5,195,627)    $    395,712
                                                       ==========     ==========      ===========

NOTE 10 - Sale of Properties

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of March 25, 2000, the Partnership has disposed of five of its twelve original investments. One additional investment is listed for sale and the General Partner anticipates that the six remaining investments will be listed for sale by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnership and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

PLAYERS CLUB AT FORT MYERS, LTD. AND SUNTREE AT FORT MYERS, LTD.
On December 29, 1999, the property and related assets and liabilities of Players and Suntree were sold to an unaffiliated third party for approximately $19,350,000 resulting in a gain of approximately $5,642,000 and forgiveness of indebtedness income of approximately $2,929,000 as a result of forgiveness of interest on mortgage debt and advances from the General Partners.

GALVESTON - STEWART'S LANDING, LTD.
On November 12, 1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party for $5,030,000 resulting in a gain in the amount of approximately $1,379,000. Galveston used $5,000,000 of the net proceeds to settle the mortgage indebtedness and accrued interest thereon which amounted to approximately $8,630,000, resulting in forgiveness of indebtedness income of approximately $3,630,000.

BROOKWOOD APARTMENTS L.P.
On March 24, 2000, the property and related assets and liabilities of Brookwood were sold to an unaffiliated third party for $7,300,000, resulting in a gain of approximately $3,189,000.

NOTE 11 - Extraordinary Item - Forgiveness of Indebtedness Income

Extraordinary items-forgiveness of indebtedness consist of the following:

                                              Year Ended March 25
                                  ---------------------------------------------
                                      2000            1999             1998
                                  ------------    -----------      -----------
Sheridan                            $        0   $    501,769      $         0
Galveston                                    0              0        3,629,807
Suntree                                891,649              0                0
Players Club                         2,037,580              0               0
                                  ------------    -----------      -----------

                                    $2,929,229   $    501,769       $3,629,807
                                  ============    ===========      ===========

PLAYERS AND SUNTREE
On December 28, 1999, the property and related assets and liabilities of Players and Suntree were sold to an unaffiliated third party for $19,350,000. For financial reporting purposes, forgiveness of indebtedness income of $2,037,580 and $891,649, respectively, was realized (see Note 10, above).

SHERIDAN
On September 17, 1998, Sheridan obtained financing of its first mortgage debt. As a result of the refinancing, the previous mortgage including past due interest was discounted and extraordinary gain of $501,769 was realized.

GALVESTON
On November 12,1997, the property and the related assets and liabilities of Galveston were sold to an unaffiliated third party for $5,030,000. For financing reporting purposes, forgiveness of indebtedness income of $3,629,807 was realized (see Note 10, above).

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

NOTE 12 - Commitments and Contingencies

a)  Events of Default and Going Concern

The financial statements for one subsidiary partnership have been prepared assuming it will continue as a going concern. The circumstances described below, as well as matters discussed in Note 2, above, raise substantial doubt about the Partnership and its consolidated subsidiaries' ability to continue as a going concern. The auditors for this one subsidiary partnership modified their report on the 1999 Fiscal Year financial statements due to the uncertainty of the subsidiary partnership's ability to continue as a going concern. The one subsidiary partnership is Triangle/Oaks.

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

Management of the Partnership intends to continue to support the efforts of the Local General Partner of this subsidiary partnership to refinance or restructure mortgage indebtedness and to provide consultation and advice in such matters as required.

The following is a description of the subsidiary's events of default and going concern issues, as well as the courses of action taken by the respective Local General Partner to enable the subsidiary partnership to achieve such goals.

TRIANGLE/OAKS LIMITED PARTNERSHIP
During the years ended December 31, 1999, 1998 and 1997, the Local Partnership incurred losses of $291,361, $1,035,346 and $915,330, respectively. In addition, at December 31, 1999, accounts payable and accrued expenses excluding mortgage notes payable exceed available cash by $143,163 and total liabilities exceed total assets by $8,365,625. These factors among others may indicate that the Local Partnership will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability that might be necessary should the Local Partnership be unable to continue as a going concern. The Partnership has received a commitment from affiliates of the Local General Partner to provide additional cash funding anticipated to be $25,000 per month. Management's intent is to dispose of all the property and equipment of the Local Partnership by the end of 2000. During the 1999 Fiscal Year, the Partnership advanced approximately $240,000 to the Local Partnership. Approximately $3,565,000 and $3,325,000 was outstanding at March 25, 2000 and 1999, respectively. Such amounts will be voluntary loans.

The Partnership's investments in Triangle/Oaks Limited Partnership ("Triangle/Oaks") has been reduced to zero by prior years' losses. The minority interest balance for Triangle/Oaks was approximately $369,000 and $375,000 at March 25, 2000 and 1999, respectively. Triangle/Oaks net loss after minority interest amounted to approximately $301,000, $1,015,000 and $897,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 2000, uninsured cash and cash equivalents approximated $1,320,000.

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

Each subsidiary partnership with restricted assets had liabilities in excess of assets at December 31, 1999.

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

Certain information concerning the directors and executive officers of the Related General Partner (which is also the general partner of Related and Cambridge Associates, the other General Partner of the Partnership) is set forth below.

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

RELATED ADVANTAGED RESIDENTIAL ASSOCIATES INC.

Related Advantaged Residential Associates Inc. was incorporated in Delaware on January 25, 1985. The directors and executive officers of the Related General Partner are as follows:

STEPHEN M. ROSS, 60, is president, director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a bachelor of science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a master of laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 45, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a bachelor of arts degree.

STUART J. BOESKY, 44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980, was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a bachelor of arts degree and from Wayne

State School of Law with a Juris Doctor degree. He then received a master of laws degree in taxation from Boston University School of Law.

GLENN F. HOPPS, 37, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to sales and refinancings. Certain directors and officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. See Note 9 to the Financial Statements, which is incorporated by reference.

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

At March 25, 2000, security ownership by the General Partners and their affiliates is as listed:

                                                                                Percentage of
                                                                                Outstanding
                                 Name of                                      General Partner
Title of Class            Beneficial Ownership                Amount              Interest
--------------            --------------------                ------          ---------------
General Partnership       Related Advantaged
Interest in the           Residential                          $16                 33.0%
Partnership               Associates Inc.

General Partnership       Related and Cambridge
Interest in the           Associates Limited Partnership         4                 67.0%
Partnership                                                                       ------
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

Related and Cambridge Associates is a special limited partner of each Local Partnership, with a 1% interest in profits, losses and distributions from such Local Partnerships. As discussed in Item 1, above, Related and Cambridge Associates has been admitted to the Local Partnerships for the purpose of monitoring the Local Partnerships and exercising certain rights under the Local Partnership Agreements on behalf of the Partnership. Related and Cambridge Associates, an affiliate of the Related General Partner, is also the general partner of four of the properties.

The Related General Partner and the Cambridge General Partner are the general partners of C/R Florida, which is the Local General Partner of Players Club and Suntree. The Cambridge General Partner and certain officers, directors and shareholders of the Related General Partner are the limited partners of C/R Florida.

Related Service Group, an affiliate of the Related General Partner, provided property management services to three Local Partnerships through July 1997, for which it was paid its usual and customary management fees, aggregating approximately $168,000 and during the 1997 Fiscal Year. Commencing August 1, 1997 the properties are managed by Related Management Company, an affiliate of the Related General Partner and were paid approximately $322,000, $311,000 and $115,000 during the 1999, 1998 and 1997 Fiscal Years, respectively.

Whitney Management Corp., which was an affiliate of the Related General Partner through October 1997, is the managing agent of three of the properties. Property management fees earned by Whitney Management Corp. were approximately $165,330 for the 1997 Fiscal Year. On November 12, 1997, the property and the related assets and liabilities of Galveston, one of the properties, was sold to an unaffiliated third party for $5,030,000 (see Note 10, above).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                     17

         Consolidated Balance Sheets at March 25, 2000 and 1999           44

         Consolidated Statements of Operations for the Years Ended
         March 25, 2000, 1999 and 1998                                    45

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 25, 2000, 1999 and 1998                46

         Consolidated Statements of Cash Flows for the Years Ended
         March 25, 2000, 1999 and 1998                                    47

         Notes to Consolidated Financial Statements                       49

         The financial statements of the Local Partnerships are not included separately herein

(a) 2.   FINANCIAL STATEMENTS SCHEDULES

         Independent Auditors' Report on Financial Statement Schedules    69

         Schedule III - Real Estate and Accumulated Depreciation          71

         All other schedules have been omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.   EXHIBITS

(3A) Form of Amended and Restated Agreement and Certificate of Limited Partnership of the Registrant**

(3B) Amended Certificate of Limited Partnership of the Registrant, as filed with the Secretary of State of the State of Delaware**

(10A)    Form of Escrow Agreement**

(22)     Subsidiaries of the Registrant                                   70

(27)     Financial Data Schedule (filed herewith)                         72

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

             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
                                  (Registrant)

                                By: RELATED ADVANTAGED RESIDENTIAL
                                    ASSOCIATES INC.,
                                    a General Partner

Dated: June 6, 2000

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President

                                By: RELATED AND CAMBRIDGE ASSOCIATES,
                                    LIMITED PARTNERSHIP,
                                    a General Partner

                                    By: Related Advantaged Residential
                                        Associates Inc.,
                                        its General Partner

Dated: June 6, 2000

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes,
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated.

      Signature                                Title                                Date
----------------------       --------------------------------------------       ------------
/s/ Alan P. Hirmes           President (principal executive                     June 6, 2000
------------------           and financial officer) of Related Advantaged
Alan P. Hirmes               Residential Associates, Inc.


/s/ Glenn F. Hopps           Treasurer (principal accounting officer)           June 6, 2000
------------------           of Related Advantaged Residential
Glenn F. Hopps               Associates, Inc.


/s/ Stephen M. Ross          Director of Related Advantaged                     June 6, 2000
------------------           Residential Associates, Inc.
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries

In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated June 2, 2000 on pages 17 and 18, which is based in part on the reports of other auditors, we have also audited supporting Schedule III at March 25, 2000. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), this consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years.

The accompanying consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity will continue as a going concern. As discussed in Notes 2 and 12, the auditors of one (Fiscal 1999) subsidiary partnership have modified their report due to the uncertainty of the subsidiary partnership's ability to continue as a going concern. This subsidiary partnership's loss aggregated $306,986, $1,035,345 and $915,330 for the 1999, 1998 and 1997 Fiscal
Years, respectively, and their assets constituted 26% and 21% of the Partnership's assets at March 25, 2000 and 1999, respectively. These matters raise substantial doubt about Cambridge Advantaged Properties II Limited Partnership and Subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 2, 2000

                                   EXHIBIT 22

Subsidiaries of Registrant                           State of Organization
--------------------------                           ---------------------

Triangle/Oaks Limited Partnership                             MA
Sheridan Square Associates of Lawton                          OK
Apple Creek Associates of Denton, Ltd                         TX
Woodridge, Ltd                                                CA
The Harbours Associates                                       VA
Brookwood Apartments L.P.                                     KS
Westwind II Associates                                        VA
Suncreek-268, Ltd                                             OR

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2000


                                                                   Initial Cost to Partnership    Cost Capitalized
                                                                  ----------------------------      Subsequent to
                                                                                 Buildings and      Acquisition:
Subsidiary Partnership's Residential Property     Encumbrances       Land         Improvements      Improvements
---------------------------------------------     ------------    -----------    -------------      ------------
(2) Triangle/Oaks Limited Partnership             $19,370,000     $ 1,412,511    $ 17,812,831       $  4,964,469
(4) Sheridan Square Associates of Lawton            7,636,795       1,093,520       8,228,192            486,156
(5) Apple Creek Associates of Denton, Ltd           7,531,561         398,000       8,517,595           (328,171)
(5) Galveston-Stewart's Landing, Ltd (a)(g)                 0       1,112,405       6,462,225         (7,574,630)
(2) Players Club at Fort Myers, Ltd (h)                     0       3,204,124      10,013,904        (13,218,028)
(2) Suntree at Fort Myers, Ltd (h)                          0       2,098,029       8,748,887        (10,846,916)
(3) Woodridge, Ltd                                  8,000,000       1,368,929       7,072,779            541,593
(6) The Harbours Associates                        12,760,468       1,449,985      15,323,441           (255,982)
(6) Westwind II Associates                          4,392,915         322,817       4,919,687            750,207
(3) Brookwood Apartments L.P.                       5,396,206         368,827       6,803,294            158,403
(1) Suncreek-268, Ltd                               6,800,000               0(b)    9,170,112          4,554,654
(1) McAdam Park-336, Ltd (f)                                0               0(e)   11,027,615        (11,027,615)
                                                  -----------     -----------    ------------       ------------
                                                  $71,887,945     $12,829,147    $114,100,562       $(31,795,860)
                                                   ==========      ==========     ===========        ===========

                                                  Gross Amount At Which Carried At Close of Period
                                                  ------------------------------------------------
                                                                    Buildings and
Subsidiary Partnership's Residential Property         Land           Improvements         Total
---------------------------------------------     -------------     -------------     ------------
(2) Triangle/Oaks Limited Partnership               $ 1,882,423       $22,307,388      $24,189,811
(4) Sheridan Square Associates of Lawton              1,093,520         8,714,348        9,807,868
(5) Apple Creek Associates of Denton, Ltd               398,000         8,189,424        8,587,424
(5) Galveston-Stewart's Landing, Ltd (a)(g)                   0                 0                0
(2) Players Club at Fort Myers, Ltd (h)                       0                 0                0
(2) Suntree at Fort Myers, Ltd (h)                            0                 0                0
(3) Woodridge, Ltd                                    1,232,864         7,750,437        8,983,301
(6) The Harbours Associates                           1,449,985        15,067,459       16,517,444
(6) Westwind II Associates                              322,817         5,669,894        5,992,711
(3) Brookwood Apartments L.P.                           368,826         6,961,698        7,330,524
(1) Suncreek-268, Ltd                                 2,000,000(b)     11,724,766       13,724,766
(1) McAdam Park-336, Ltd (f)                                  0(e)              0                0
                                                    -----------       -----------      -----------
                                                    $ 8,748,435       $86,385,414      $95,133,849
                                                     ==========        ==========       ==========

                                                                                                 Life on which
                                                                                                Depreciation in
                                                                                                 Latest Income
                                                   Accumulated        Year of        Date        Statement is
Subsidiary Partnership's Residential Property     Depreciation     Construction    Acquired     Computed(c)(d)
---------------------------------------------     ------------     ------------    --------     ---------------
(2) Triangle/Oaks Limited Partnership              $ 9,483,002          (c)           9/85          40 Years
(4) Sheridan Square Associates of Lawton             4,349,452          (c)          10/85          30 Years
(5) Apple Creek Associates of Denton, Ltd            4,241,098          (c)          10/85          30 Years
(5) Galveston-Stewart's Landing, Ltd (a)(g)                  0          (c)          10/85          15-30 Years
(2) Players Club at Fort Myers, Ltd (h)                      0          (c)          10/85          27.5 Years
(2) Suntree at Fort Myers, Ltd (h)                           0          (c)          10/85          30 Years
(3) Woodridge, Ltd                                   4,057,580          (c)          10/85          10-30 Years
(6) The Harbours Associates                          7,533,321          (c)          11/85          30 Years
(6) Westwind II Associates                           2,866,468          (c)          12/85          30 Years
(3) Brookwood Apartments L.P.                        3,341,526          (c)          12/85          30 Years
(1) Suncreek-268, Ltd                                6,327,777          (c)          12/85          27.5 Years
(1) McAdam Park-336, Ltd (f)                                 0          (c)          12/85          27.5 Years
                                                   -----------
                                                   $42,200,224
                                                    ==========

(a) The total loss on impairment of assets in the amount of $1,116,378 is included in Costs Capitalized Subsequent to Acquisition. See Note 4 in
    Item 8, Financial Statements and Supplementary Data.
(b) Property was subject to a 99 year land lease expiring 2084. In connection with) primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(d) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(e) Land was leased from the former general partner. During December 1991, the bankruptcy court approved the termination of said lease and transfer of title of the property to McAdam Park-336.
(f) On May 31, 1996, the property and the related assets and liabilities of McAdam Park-336 were sold to an unaffiliated third party. (See Note 10 in Item 8. Financial Statements and Supplemental Data).
(g) On November 12, 1997, the property and the related assets and liabilities of Galveston-Stewart Landing, Ltd. were sold to an unaffiliated third party. (See Note 10 in Item 8. Financial Statements and Supplemental Data).
(h) On December 28, 1999, the property and the related assets and liabilities of Players Club at Fort Myers, Ltd. and Suntree at Fort Myers, Ltd. were sold to an unaffiliated third party. (See Note 10 in Item 8. Financial
    Statements and Supplemental Data).

GEOGRAPHIC LOCATIONS: (1) California, (2) Florida, (3) Kansas, (4) Oklahoma, (5) Texas, (6) Virginia.

                                         Cost of Property and Equipment                    Accumulated Depreciation
                                  ---------------------------------------------  ------------------------------------------
                                                                  Year Ended March 25,
                                  -----------------------------------------------------------------------------------------
                                       2000           1999            1998           2000            1999           1998
                                  ------------    ------------    ------------    -----------    -----------    -----------
Balance at beginning of period    $114,625,937    $114,541,061    $120,889,451    $46,716,125    $43,665,440    $43,124,557
Additions during period:
  Improvements                         228,071          84,876         157,112
  Depreciation expense                                                              2,723,439      3,050,685      3,276,844
Reductions during period:
  Dispositions                     (19,720,159)              0      (6,505,502)    (7,239,340)             0     (2,735,961)
                                   -----------     -----------     -----------     ----------     ----------     ----------
Balance at end of period          $(95,133,849)   $114,625,937    $114,541,061    $42,200,224    $46,716,125    $43,665,440
                                   ===========     ===========     ===========     ==========     ==========     ==========

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