Form 10-Q
period 2000-06-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 2000-07-21
CIK 771996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-14941


                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      13-3330195
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                             10022
--------------------------------------                           ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212)421-5333


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ----   ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  ==========        ==========
                                                   June 25,         March 25,
                                                     2000             2000
                                                  ----------        ----------
ASSETS
Property and equipment - net of
  accumulated depreciation of
  $29,859,257 and $29,375,696,
  respectively                                   $33,754,256       $34,237,818
Property and equipment held
  for sale - net of accumulated
  depreciation of $9,483,002 and
  $12,824,528, respectively                       14,706,809        18,695,807
Cash and cash equivalents                          1,401,715         1,504,490
Cash - restricted for tenants'
  security deposits                                  410,094           435,137
Mortgage escrow deposits                           2,005,329         1,961,983
Deferred costs, net of accumulated
  amortization of $473,807 and
  $453,237, respectively                           1,360,792         1,441,913
Prepaid expenses and other assets                    181,512           173,093
                                                  ----------        ----------
Total assets                                     $53,820,507       $58,450,241
                                                  ==========        ==========

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                  ==========        ==========
                                                   June 25,         March 25,
                                                     2000             2000
                                                  ----------        ----------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                           $66,172,946       $71,887,945
Accounts payable, accrued
  expenses and other liabilities                   4,245,251         4,100,178
Tenants' security deposits payable                   410,094           435,137
Due to general partners of
  subsidiaries and their affiliates                  562,541           562,541
Due to general partners and
  affiliates                                       5,126,446         6,726,899
                                                  ----------        ----------
Total liabilities                                 76,517,278        83,712,700
                                                  ----------        ----------

Minority interest                                  4,142,409         4,237,149
                                                  ----------        ----------
Commitments and contingencies
  (Note 4)
Partners' deficit:
  Limited partners                               (26,253,241)      (28,887,065)
  General partners                                  (585,939)         (612,543)
                                                  ----------        ----------
Total partners' deficit                          (26,839,180)      (29,499,608)
                                                  ----------        ----------
Total liabilities and partners'
  deficit                                        $53,820,507       $58,450,241
                                                  ==========        ==========

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  ============================
                                                      Three Months Ended
                                                           June 25,
                                                  ----------------------------
                                                      2000             1999*
                                                  ----------------------------
Revenues

Rentals, net                                      $3,532,702        $4,214,677
Other                                                130,907           158,600
Gain on sale of property (Note 3)                  2,951,106                 0
                                                  ----------        ----------

Total revenues                                     6,614,715         4,373,277
                                                  ----------        ----------

Expenses
Administrative and management                        758,019           793,190
Administrative and management-
  related parties (Note 2)                           258,267           325,723
Operating                                            228,802           323,947
Repairs and maintenance                              414,130           524,793
Taxes and insurance                                  353,265           454,596
Interest                                           1,415,827         1,736,908
Depreciation and amortization                        513,212           802,517
                                                  ----------        ----------

Total expenses                                     3,941,522         4,961,674
                                                  ----------        ----------

Income (loss) before minority interest             2,673,193          (588,397)
Minority interest in (income) loss
  of subsidiaries                                    (12,765)            1,879
                                                  ----------        ----------

Net income (loss)                                 $2,660,428       $  (586,518)
                                                  ==========        ==========

*Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                            ==================================================
                                                Limited           General
                               Total            Partners          Partners
                            --------------------------------------------------
Balance-
  March 26, 2000            $(29,499,608)       $(28,887,065)        $(612,543)

Net income - three
  months ended
  June 25, 2000                2,660,428           2,633,824            26,604
                            ------------        ------------         ---------

Balance-
  June 25, 2000             $(26,839,180)       $(26,253,241)        $(585,939)
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

                                                 =============================
                                                        Three Months Ended
                                                              June 25,
                                                 -----------------------------
                                                        2000          1999
                                                 -----------------------------
Cash flows from operating activities:

Net income (loss)                                $ 2,660,428      $   (586,518)
                                                  ----------       -----------
Adjustments to reconcile net income
  (loss) to net cash (used in) provided
  by operating activities:
Gain on sale of property                          (2,951,106)                0
Depreciation and amortization                        513,212           802,517
Minority interest in income (loss)
  of subsidiaries                                     12,765            (1,879)
Decrease in cash-restricted
  for tenants' security deposits                      25,043            16,613
(Increase) decrease in mortgage
  escrow deposits                                   (139,863)          196,365
Increase in prepaid
  expenses and other assets                          (24,690)         (300,176)
Increase (decrease) in accounts
  payable, accrued expenses and
  other liabilities                                  213,091          (209,222)
Decrease in tenants'
  security deposits payable                           (3,598)          (16,613)
Increase in due to general partners
  of subsidiaries and their affiliates                     0             9,928
(Decrease) increase in due to
  general partners and affiliates                 (1,600,453)          306,822
                                                  ----------        ----------

Total adjustments                                 (3,955,599)          804,355
                                                  ----------        ----------

Net cash (used in) provided by
  operating activities                            (1,295,171)          217,837
                                                  ----------        ----------

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                              June 25,
                                                   ----------------------------
                                                        2000          1999
                                                   ----------------------------
Cash flows from investing activities:

Net proceeds from the sale of property             1,638,742                 0
Increase in mortgage reserve deposits                 (1,728)          (36,570)
Acquisitions of property and
  equipment                                             (793)           (1,444)
                                                   ---------         ---------

Net cash provided by (used in)
  investing activities                             1,636,221           (38,014)
                                                   ---------         ---------

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                     (336,320)         (132,649)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                 (107,505)          (31,092)
Increase in deferred costs                                 0           (24,661)
                                                   ---------         ---------

Net cash used in financing
  activities                                        (443,825)         (188,402)
                                                   ---------         ---------

Net decrease in cash and
  cash equivalents                                  (102,775)           (8,579)
Cash and cash equivalents-
  beginning of period                              1,504,490         1,449,846
                                                   ---------         ---------
Cash and cash equivalents-
  end of period                                   $1,401,715        $1,441,267
                                                   =========         =========

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                  ============================
                                                        Three Months Ended
                                                              June 25,
                                                  ----------------------------
                                                        2000          1999
                                                  ----------------------------
Supplemental disclosure of non cash activities:

Summarized below are the components
 of the gain on sale of property:

Decrease in property and equipment,
  net of accumulated depreciation                $ 3,989,796                $0
Decrease in mortgage escrow deposits                  98,245                 0
Decrease in deferred costs                            51,469                 0
Decrease in prepaid expenses and
  other assets                                        16,271                 0
Decrease in tenants' security deposits
  payable                                            (21,445)                0
Decrease in mortgage notes payable                (5,378,679)                0
Decrease in due to general partners
  and affiliates                                     (68,018)                0

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 25, 2000 include the accounts of Cambridge Advantaged Properties II Limited Partnership (the "Partnership") and eight subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") one of which only has activity through the date of sale of its property and the related assets and liabilities. The consolidated financial statements for the three months ended June 25, 1999 include the accounts of the Partnership and ten subsidiary partnerships. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 25. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 25. The Partnership's fiscal quarter ends on June 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capi-

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)

tal, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $5,800 for the three months ended June 25, 2000 and 1999, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2000. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 2000 and the results of operations and cash flows for the three months ended June 25, 2000 and 1999, respectively. However, the operating results for the three months ended June 25, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2000 Annual Report on Form 10-K.

Note 2 - Related Party Transactions

One of the General Partners of the Partnership, Related and Cambridge Associates Limited Partnership ("Related and Cambridge Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Whitney Management Corp., which was an affiliate of the Related General Partner through October 1997, is the managing agent of three properties.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


Fees incurred to related parties for the three months ended June 25, 2000 and 1999 were as follows:

                                                       =======================
                                                        Three Months Ended
                                                              June 25,
                                                       -----------------------
                                                          2000         1999*
                                                       -----------------------
Partnership management fees (a)                        $128,750       $161,000
Expense reimbursement (b)                                22,084         23,925
Property management fees incurred
  to affiliates of the General Partners (c)              41,270         77,983
Local administrative fee (d)                              2,000          2,000
                                                        -------        -------
Total general and administrative-
  General Partners                                      194,104        264,908
                                                        -------        -------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                                   64,163         60,815
                                                        -------        -------
Total general and administrative-
  related parties                                      $258,267       $325,723
                                                        =======        =======

*Reclassified for comparative purposes.

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $3,130,000 and $3,002,000 were accrued and unpaid as of June 25, 2000 and March 25, 2000, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

(b) An affiliate of Related Advantaged Residential Associates, Inc. (the "Related General Partner") performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment func-

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)

tions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $33,000 and $743,000 were accrued and unpaid as of June 25, 2000 and March 25, 2000, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $177,526 and $211,693 for the three months ended June 25, 2000 and 1999, respectively. Of these fees $105,433 and $138,798 were incurred to affiliates of the Local General Partners. In addition, $41,270 and $77,983 were incurred to affiliates of the General Partners for the three months ended June 25, 2000 and 1999, respectively. Of such amounts incurred to affiliates of the General Partners, $41,270 and $77,983, respectively, are also included in amounts incurred to affiliates of the Local General Partners because they were incurred to affiliates of both.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Sale of Properties

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of June 25, 2000, the Partnership has disposed of five of its twelve original investments. One additional investment is listed for sale and the General Partner anticipates that the six remaining investments will be listed for sale by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnership and the current economic conditions including changes in tax laws, it is

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)

unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

INFORMATION REGARDING DISPOSITION

BROOKWOOD APARTMENTS, L.P. ("BROOKWOOD")

On March 24, 2000, the property and related assets and liabilities of Brookwood were sold to an unaffiliated third party for $7,300,000 inclusive of the mortgage assumption, resulting in a gain of approximately $2,951,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $6,118,000.

Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2000.

Note 5 - Subsequent Events

APPLE CREEK ASSOCIATES OF DENTON, LTD. ("APPLE CREEK")
On July 7, 2000, Apple Creek's mortgage loan was refinanced in the principal amount of $7,250,000, at an interest rate of 8.15% and a maturity date of July 2010. In addition, a contract for sale to an unaffiliated third party purchaser, in the amount of approximately $9,100,000, was signed on June 29, 2000. The anticipated closing date, if concluded, is August 2000. No assurance can be given that the sale will actually occur.

TRIANGLE/OAKS LIMITED PARTNERSHIP ("TRIANGLE/OAKS")
On July 11, 2000, Triangle/Oaks entered into a letter of intent to sell the property and related assets and liabilities to an unaffiliated third party purchaser for a price of approximately $22,400,000. No assurances can be given that the sale will actually occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds are the cash distributions from operations and cash distributions from sales of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the three months ended June 25, 2000 and 1999, such distributions amounted to approximately $1,825,000 and $134,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approximately $1,955,000 and $2,950,000 at June 25, 2000 and March 25, 2000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,164,000 and $3,745,000 were accrued and unpaid as of June 25, 2000 and March 25, 2000, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but they are under no obligation to do so. Proceeds received by the Partnership from future sales will be used to pay current operating expenses and then any outstanding amounts due to the General Partners.

During the three months ended June 25, 2000, cash and cash equivalents of the Partnership and its eight consolidated Local Partnerships decreased approximately $103,000. This decrease was primarily attributable to cash flow used in operating activities ($1,295,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($108,000), principal payments of mortgage notes payable ($336,000) and an increase in mortgage reserve deposits ($2,000) which exceeded the net proceeds from the sale of property ($1,639,000). Included in the adjustments to reconcile the net income to cash flow used in operating activities is gain on sale of property ($2,951,000) and depreciation and amortization ($513,000).

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

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 25, 2000 and 1999, excluding Player's Club at Fort Myers, Ltd., Suntree at Fort Myers, Ltd., and Brookwood which sold their respective properties and related assets and liabilities (collectively the "Sold Assets"). Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under government assistance programs which provide for rental subsidies and/or reductions of mortgage interest payments.

The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income decreased approximately 16% for the three months ended June 25, 2000 as compared to 1999. Excluding the Sold Assets, rental income increased approximately 2% for the three months ended June 25, 2000 as compared to 1999, primarily due to rental rate increases.

Total expenses, excluding the operations for the Sold Assets and the categories of administrative and management and administrative and management-related parties, remained fairly consistent with an increase of 4% for the three months ended June 25, 2000 as compared to 1999.

Administrative and management decreased approximately 4% for the three months ended June 25, 2000 as compared to 1999. Excluding the Sold Assets, administrative and management increased approximately 13%, primarily due to an increase in employee benefits, postage, telephone and cable fees at one Local Partnership.

Administrative and management-related parties decreased approximately 21% for the three months ended June 25, 2000 as compared to 1999. Excluding the Sold Assets, administrative and management-related parties decreased approximately 11%, primarily due to a decrease in Partnership management fees and property management fees due to the sales of the Local Partnerships.

Operating, repairs and maintenance, taxes and insurance, interest and depreciation and amortization expense decreased approximately $95,000, $111,000, $101,000, $321,000 and $289,000, respectively, for the three months ended June 25, 2000 as compared to 1999, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, operating, repairs and maintenance, taxes and insurance and interest increased (decreased) approximately ($15,000), $26,000, $6,000 and $85,000, respectively. Excluding the Sold Assets and Triangle/Oaks Limited Partnership for depreciation and amortization only, depreciation and amortization expense remained fairly consistent with an increase of approximately $10,000 for the three months ended June 25, 2000 as compared to 1999. Triangle/Oaks Limited Partnership is not depreciated during the period because it is classified as an asset held for sale.

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

                          By:   RELATED ADVANTAGED RESIDENTIAL
                                ASSOCIATES, INC., a General Partner

Date:  July 20, 2000

                                By:  /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President
                                     (principal executive and financial officer)

Date:  July 20, 2000

                                By:  /s/ Glenn F. Hopps
                                     ------------------
                                     Glenn F. Hopps,
                                     Treasurer
                                     (principal accounting officer)

                          By:   RELATED AND CAMBRIDGE ASSOCIATES,
                                LIMITED PARTNERSHIP,
                                a General Partner

                                By: Related Advantaged Residential
                                    Associates, Inc.,
                                    its General Partner

Date:  July 20, 2000

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Senior Vice President
                                    (principal executive and
                                    financial officer)

Date:  July 20, 2000

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)