Form 10-Q
period 2000-09-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 2000-10-24
CIK 771996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


                         Commission File Number 0-14941


                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             13-3330195
--------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK                                10022
---------------------------------------                            ------------
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

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 =============     =============
                                                 September 25,       March 25,
                                                     2000              2000
                                                 -------------     -------------
ASSETS
Property and equipment - net of
  accumulated depreciation of
  $25,971,763 and $29,375,696,
  respectively                                   $ 29,123,491      $ 34,237,818
Property and equipment held
  for sale - net of accumulated
  depreciation of $13,841,573 and
  $12,824,528, respectively                        18,903,401        18,695,807
Cash and cash equivalents                           1,766,128         1,504,490
Cash - restricted for tenants'
  security deposits                                   408,964           435,137
Mortgage escrow deposits                            2,256,021         1,961,983
Deferred costs, net of accumulated
  amortization of  $503,454 and
  $453,237, respectively                            1,331,145         1,441,913
Prepaid expenses and other assets                     863,196           173,093
                                                 -------------     -------------
Total assets                                     $ 54,652,346      $ 58,450,241
                                                 =============     =============

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 =============     =============
                                                 September 25,       March 25,
                                                     2000              2000
                                                 -------------     -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                           $ 66,052,854      $ 71,887,945
Accounts payable, accrued
  expenses and other liabilities                    5,610,970         4,100,178
Tenants' security deposits payable                    408,964           435,137
Due to general partners of
  subsidiaries and their affiliates                   527,589           562,541
Due to general partners and
  affiliates                                        5,232,900         6,726,899
                                                 ------------      ------------
Total liabilities                                  77,833,277        83,712,700
                                                 ------------      ------------

Minority interest                                   4,047,620         4,237,149
                                                 ------------      ------------
Commitments and contingencies
  (Note 4)
Partners' deficit:
  Limited partners                                (26,638,719)      (28,887,065)
  General partners                                   (589,832)         (612,543)
                                                 ------------      ------------
Total partners' deficit                           (27,228,551)      (29,499,608)
                                                 ------------      ------------
Total liabilities and partners'
  deficit                                        $ 54,652,346      $ 58,450,241
                                                 ============      ============

See Accompanying Notes to Consolidated Financial Statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       =========================================    ===================================
                                Three Months Ended                          Six Months Ended
                                   September 25,                               September 25,
                       -----------------------------------------    -----------------------------------
                             2000                   1999*                 2000               1999*
                       -----------------------------------------    -----------------------------------
Revenues

Rentals, net              $3,400,537             $4,255,094          $  6,933,239         $8,469,771
Other                        208,166                255,537               339,073            414,137
Gain on sale of
  property (Note 3)                0                      0             2,951,106                  0
                          ----------             ----------          ------------         ----------

Total revenues             3,608,703              4,510,631            10,223,418          8,883,908
                          ----------             ----------          ------------         ----------

Expenses
Administrative and
  management                 717,089                881,059             1,475,108          1,674,249
Administrative and
  management-
  related parties
  (Note 2)                   231,099                317,238               489,366            642,961
Operating                    178,659                286,268               407,461            602,958
Repairs and
  maintenance                679,999                855,406             1,094,129          1,387,456
Taxes and insurance          324,862                449,342               678,127            903,938
Interest                   1,354,452              1,984,390             2,770,279          3,721,298
Depreciation and
  amortization               516,198                852,520             1,029,410          1,655,037
                          ----------             ----------          ------------         ----------

Total expenses             4,002,358              5,626,223             7,943,880         10,587,897
                          ----------             ----------          ------------         ----------

(Loss) income before
  minority interest         (393,655)            (1,115,592)            2,279,538         (1,703,989)
Minority interest
  in loss (income) of
  subsidiaries                 4,284                 11,706                (8,481)            13,585
                          ----------             ----------          ------------         ----------

Net (loss) income         $ (389,371)           $(1,103,886)         $  2,271,057        $(1,690,404)
                          ==========            ===========          ============        ===========


*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                       ==============================================
                                           Limited         General
                           Total           Partners        Partners
                       ----------------------------------------------

Balance-
  March 26, 2000       $(29,499,608)     $(28,887,065)     $(612,543)

Net income - six
  months ended
  September 25, 2000      2,271,057         2,248,346         22,711
                       ------------      ------------      ---------

Balance-
  September 25, 2000   $(27,228,551)     $(26,638,719)     $(589,832)
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


                                                 ==============================
                                                        Six Months Ended
                                                          September 25,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------------------------
Cash flows from operating activities:

Net income (loss)                                $ 2,271,057        $(1,690,404)
                                                 -----------        -----------
Adjustments to reconcile net income
  (loss) to net cash (used in) provided
  by operating activities:
Gain on sale of property                          (2,951,106)                 0
Depreciation and amortization                      1,029,410          1,655,037
Minority interest in income (loss)
  of subsidiaries                                      8,481            (13,585)
Decrease in cash-restricted
  for tenants' security deposits                      26,173             21,957
(Increase) decrease in mortgage
  escrow deposits                                   (328,467)           163,226
Increase in prepaid
  expenses and other assets                         (706,374)          (303,300)
Increase in accounts payable,
   accrued expenses and
  other liabilities                                1,595,597             53,552
Decrease in tenants'
  security deposits payable                           (4,728)           (21,957)
Decrease in due to general partners
  of subsidiaries and their affiliates               (34,952)           (47,685)
(Decrease) increase in due to
  general partners and affiliates                 (1,493,999)           735,139
                                                 -----------        -----------
Total adjustments                                 (2,859,965)         2,242,384
                                                 -----------        -----------

Net cash (used in) provided by
  operating activities                             (588,908)            551,980
                                                 -----------         ----------

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                 ==============================
                                                        Six Months Ended
                                                          September 25,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------------------------

Cash flows from investing activities:

Net proceeds from the sale of property             1,638,742                  0
Increase in mortgage reserve deposits                (63,816)              (744)
Acquisition of property and
  equipment                                          (69,958)          (131,022)
                                                 -----------          ----------

Net cash provided by (used in)
  investing activities                             1,504,968           (131,766)
                                                 -----------          ----------

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                     (456,412)          (260,449)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                 (198,010)           (96,348)
Increase in deferred costs                                 0            (24,661)
                                                 -----------          ----------
Net cash used in financing
  activities                                        (654,422)          (381,458)
                                                 -----------          ----------
Net increase in cash and
  cash equivalents                                   261,638             38,756
Cash and cash equivalents-
  beginning of period                              1,504,490          1,449,846
                                                 -----------         ----------
Cash and cash equivalents-
  end of period                                   $1,766,128         $1,488,602
                                                  ==========         ==========


     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                 ==============================
                                                        Six Months Ended
                                                          September 25,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------------------------

Supplemental disclosure of non cash activities:

Summarized below are the components of the gain on sale of property:

Decrease in property and equipment,
  net of accumulated depreciation                  $4,006,580       $        0
Decrease in mortgage escrow deposits                   98,245                0
Decrease in deferred costs                             51,469                0
Decrease in accounts payable,
  accrued expenses and other liabilities              (84,805)               0
Decrease in prepaid expenses and
  other assets                                         16,271                0
Decrease in tenants' security deposits
  payable                                             (21,445)               0
Decrease in mortgage notes payable                 (5,378,679)               0


See Accompanying Notes to Consolidated Financial Statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 25, 2000 include the accounts of Cambridge Advantaged Properties II Limited Partnership (the "Partnership") and eight subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") one of which only has activity through the date of sale of its property and the related assets and liabilities. The consolidated financial statements for the six months ended September 25, 2000 include the accounts of the Partnership and ten subsidiary partnerships. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $1,000 and $7,000 and $1,000 and $13,000 for the three and six months ended September 25, 2000 and 1999, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2000. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 2000, the results of operations for the three and six months ended September 25, 2000 and 1999 and cash flows for the six months ended September 25, 2000 and 1999, respectively. However, the operating results for the six months ended September 25, 2000 may not be indicative of the results for the year.

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

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

Fees incurred to related parties for the three and six months ended September 25, 2000 and 1999 were as follows:


                              Three Months Ended            Six Months Ended
                                  September 25,              September 25,
                           --------------------------   -----------------------
                               2000         1999*           2000        1999*
                           --------------------------   -----------------------
Partnership manage-
  ment fees (a)             $ 86,750       $161,000       $215,500     $322,000
Expense reimburse-
  ment (b)                    35,331         14,000         57,415       37,925
Property manage-
  ment fees incurred
  to affiliates of
  the General
  Partners (c)                43,274         79,691         84,544      157,674
Local administra-
  tive fee (d)                 2,000          2,000          4,000        4,000
                           ---------      ---------       --------     --------
Total general and
  administrative-
  General Partners           167,355        256,691        361,459      521,599
                           ---------      ---------       --------     --------

Property manage-
  ment fees
  incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)                63,744         60,547        127,907      121,362
                           ---------      ---------       --------     --------
Total general and
  administrative-
  related parties           $231,099       $317,238       $489,366     $642,961
                           =========      =========       ========     ========


*Reclassified for comparative purposes.

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $3,217,000 and $3,002,000 were accrued and unpaid as of September 25, 2000 and March 25, 2000, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reim-

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)


bursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts, but are under no obligation to do so.

(b) An affiliate of Related Advantaged Residential Associates, Inc. (the "Related General Partner") performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $68,000 and $743,000 were accrued and unpaid as of September 25, 2000 and March 25, 2000, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $166,984 and $205,811 and $344,510 and $417,504 for the three and six months ended September 25, 2000 and 1999, respectively. Of these fees $107,018 and $140,238 and $212,451 and $279,036 were incurred to affiliates of the Local General Partners. Of such amounts incurred to affiliates of the Local General Partners, $43,274 and $79,691 and $84,544 and $157,674 were also incurred to affiliates of the General Partners.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Sale of Properties

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of September 25, 2000, the Partnership has disposed of six of its twelve original investments.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)


Four additional investments are listed for sale and the General Partner anticipates that the two remaining investments will be listed for sale by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnership and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

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

APPLE CREEK ASSOCIATES OF DENTON, LTD. ("APPLE CREEK")
On July 7, 2000, Apple Creek's mortgage loan was refinanced in the principal amount of $7,250,000, at an interest rate of 8.15% and a maturity date of July 2010. In addition, on July 28, 2000, the property and related assets and liabilities of Apple Creek were sold to an unaffiliated third party purchaser for $9,100,000 inclusive of a note payable to the Partnership in the amount of $700,000, resulting in a gain of approximately $6,000,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,200,000.

TRIANGLE/OAKS LIMITED PARTNERSHIP ("TRIANGLE/OAKS")
On July 11, 2000, Triangle/Oaks entered into a letter of intent to sell the property and related assets and liabilities to an unaffiliated third party purchaser for a price of approximately $22,400,000. On October 20, 2000, Triangle/Oaks entered into a contract with the unaffiliated third party purchaser for a reduced sales price of $20,550,000. The price reduction was due to termite damage to the property. No assurances can be given that the sale will actually occur.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

SUNCREEK - 268 LTD. (SUNCREEK")
On July 13, 2000, Suncreek entered into a letter of intent to sell the property and the related assets and liabilities to an unaffiliated third party for a purchase price of $13,400,000. On September 15, 2000, the letter of intent was cancelled and the property was placed back on the market.

WOODRIDGE, LTD. ("WOODRIGE")
On September 8, 2000, Woodridge entered into a letter of intent to sell the property and the related assets and liabilities to an unaffiliated third party for a purchase price of $11,850,000. The closing is expected to occur in late 2000. No assurances can be given that the closing will actually occur.

Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds are the cash distributions from operations and cash distributions from sales of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 25, 2000 and 1999, such distributions amounted to approximately $2,055,000 and $137,000, respectively. Accordingly, the Related General Partner advanced funds to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approximately $1,956,000 and $2,950,000 at September 25, 2000 and March 25, 2000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,286,000 and $3,745,000 were accrued and unpaid as of September 25, 2000 and March 25, 2000, respectively. Without the General Partners' adpvances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but they are under no obligation to do so. Proceeds received by the Partnership from future sales will be used to pay current operating expenses and then any outstanding amounts due to the General Partners.

During the six months ended September 25, 2000, cash and cash equivalents of the Partnership and its eight consolidated Local Partnerships increased approximately $262,000. This increase was attributable to the net proceeds from the sale of property ($1,639,000) which exceeded cash flow used in operating activities ($589,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($198,000), principal payments of mortgage notes payable ($456,000), acquisition of property and equipment ($70,000) and an increase in mortgage reserve deposits ($64,000). Included in the adjustments to reconcile the net income to cash flow used in operating activities is gain on sale of property ($2,951,000) and depreciation and amortization ($1,029,000).

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

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 25, 2000 and 1999, excluding Player's Club at Fort Myers, Ltd., Suntree at Fort Myers, Ltd., and Brookwood which sold their respective properties and related assets and liabilities (collectively the "Sold Assets"). Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under government assistance programs which provide for rental subsidies and/or reductions of mortgage interest payments.

The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income decreased approximately 20% and 18% for the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, rental income increased approximately 6% and 4% for the three and six months ended September 25, 2000 as compared to 1999, primarily due to rental rate increases.

Total expenses, excluding the operations for the Sold Assets and the categories of administrative and management and administrative and management-related parties, operating and repairs and maintenance remained fairly consistent with a decrease of 4% and an increase of less than 1% for the three and six months ended September 25, 2000 as compared to 1999.

Administrative and management decreased approximately 19% and 12% for the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, administrative and management increased approximately $83,000 and $169,000 for the three and six months ended September 25, 2000 and 1999, primarily due to an increase in employee benefits, postage, telephone and cable fees at one Local Partnership as well as small increases at three other Local Partnerships.

Administrative and management-related parties decreased approximately 27% and 24% for the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, administrative and management-related parties decreased approximately $49,000 and $80,000, primarily due to a decrease in Partnership management fees due to the sales of the Local Partnerships.

Operating decreased approximately 38% and 32% for the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, operating expenses decreased approximately $33,000 and $41,000, due to a decrease in water and sewer usage at two Local Partnerships.

Repairs and maintenance decreased approximately 21% for both the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, repairs and maintenance increased approximately $172,000 and $191,000, primarily due to repairs on building exteriors, concrete work, common area painting and rehabilitation of transferred and neglected units.

Taxes and insurance, interest and depreciation and amortization decreased approximately $124,000 and $226,000, $630,000 and $951,000, $336,000 and
$626,000, respectively, for the three and six months ended September 25, 2000 as compared to 1999, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, taxes and insurance and interest increased (decreased) approximately $12,000 and $18,000, ($121,000) and ($36,000), respectively. Excluding the Sold Assets and Triangle/Oaks Limited Partnership for depreciation and amortization only, depreciation and amortization expense remained fairly consistent with an increase of approximately $13,000 and $22,000 for the three and six months ended September 25, 2000 as compared to 1999. Triangle/Oaks Limited Partnership is not depreciated during the period because it is classified as an asset held for sale.

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

              By: RELATED ADVANTAGED RESIDENTIAL
                  ASSOCIATES, INC., a General Partner

Date: October 20, 2000

                  By: /s/ Alan P. Hirmes
                     -------------------
                     Alan P. Hirmes,
                     President
                     (principal executive and financial officer)

Date: October 20, 2000

                  By: /s/ Glenn F. Hopps
                     ------------------
                     Glenn F. Hopps,
                     Treasurer
                     (principal accounting officer)


                  By: RELATED AND CAMBRIDGE ASSOCIATES,
                      LIMITED PARTNERSHIP,
                      a General Partner

                  By: Related Advantaged Residential
                      Associates, Inc.,
                      its General Partner

Date: October 20, 2000

                  By: /s/ Alan P. Hirmes
                     -------------------
                      Alan P. Hirmes,
                      Senior Vice President
                      (principal executive and
                      financial officer)

Date: October 20, 2000

                  By: /s/ Glenn F. Hopps
                     -------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)