Form 10-Q
period 2000-12-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 2001-01-22
CIK 771996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-------  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 25, 2000

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-14941


                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                            13-3330195
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification
No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          --------------
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
                                   (continued)
                                   (Unaudited)

                                 December 25,    March 25,
                                    2000          2000
                                ------------   ------------

ASSETS
Property and equipment - net of
  accumulated depreciation of
  $15,492,898 and $29,375,696,
  respectively                   $16,834,443   $34,237,818
Property and equipment held
  for sale - net of accumulated
  depreciation of $20,169,302 and
  $12,824,528, respectively       26,852,566    18,695,807
Cash and cash equivalents          1,577,489     1,504,490
Cash - restricted for tenants'
  security deposits                  386,940       435,137
Mortgage escrow deposits           2,311,087     1,961,983
Deferred costs, net of accumulated
  amortization of  $436,374 and
  $453,237, respectively           1,294,575     1,441,913
Prepaid expenses and other assets    867,678       173,093
                                  ----------    ----------
Total assets                     $50,124,778   $58,450,241
                                  ==========    ==========

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable           $58,490,513   $71,887,945
Accounts payable, accrued
  expenses and other liabilities   4,218,405     4,100,178
Tenants' security deposits payable   386,940       435,137
Due to general partners of
  subsidiaries and their affiliates  527,589       562,541
Due to general partners and
  affiliates                       5,254,047     6,726,899
                                  ----------    ----------
Total liabilities                 68,877,494    83,712,700
                                  ----------    ----------

Minority interest                  3,838,534     4,237,149
                                  ----------    ----------
Commitments and contingencies
  (Note 6)
Partners' deficit:
  Limited partners               (22,047,791)  (28,887,065)
  General partners                  (543,459)     (612,543)
                                 -----------   -----------
Total partners' deficit          (22,591,250)  (29,499,608)
                                 -----------   -----------
Total liabilities and partners'
  deficit                        $50,124,778   $58,450,241
                                  ==========    ==========

See Accompanying Notes to Consolidated Financial
Statements.

             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                 Three Months Ended       Nine Months Ended
                                    December 25,            December 25,
                                  2000      1999*         2000        1999*
                                ------------------       ---------------------
Revenues

Rentals, net                   $3,159,362   $4,279,592  $10,092,601  $12,749,363
Other                             241,963      212,740      581,036      626,877
Gain on sale of
  property (Note 3)             4,477,627            0    7,428,733            0
                                ---------   ----------  -----------   ----------
Total revenues                  7,878,952    4,492,332   18,102,370   13,376,240
                                ---------   ----------  ----------    ----------

Expenses
Administrative and
  management                      841,312      858,005    2,316,420    2,532,254
Administrative and
  management-
  related parties
  (Note 2)                        246,849      334,736      736,215      977,697
Operating                         202,072      320,739      609,533      923,697
Repairs and
  maintenance                     721,611      838,106    1,815,740    2,225,562
Taxes and insurance               292,043      471,728      970,170    1,375,666
Interest                        1,281,956    1,852,019    4,052,235    5,573,317
Depreciation and
  amortization                    222,191      818,800    1,251,601    2,473,837
                                 ---------   ----------  ----------   ----------
Total expenses                  3,808,034    5,494,133   11,751,914   16,082,030
                                 ---------   ----------  ----------   ----------

Income (loss) before
  minority interest
  and extraordinary
  item                          4,070,918   (1,001,801)   6,350,456  (2,705,790)
Minority interest
  in loss of
  subsidiaries                    125,576        8,900      117,095      22,485
                                 ---------   ----------  ----------   ----------

Income (loss) before
  extraordinary item            4,196,494     (992,901)   6,467,551  (2,683,305)

Extraordinary item-
  forgiveness of
  indebtedness
  income                          440,807            0      440,807           0
                                ---------   ----------  ----------   ----------

Net income (loss)              $4,637,301    $(992,901)  $6,908,358 $(2,683,305)
                                =========    ==========  =========== ==========

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial
Statements.

             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)


                                       Limited      General
                             Total     Partners     Partners
                        ---------------------------------------


Balance-
  March 26, 2000       $(29,499,608) $(28,887,065)   $(612,543)

Net income-nine
  months ended
  December 25, 2000        6,908,358    6,839,274       69,084
                        ------------ ------------    ---------

Balance-
  December 25,
  2000                 $(22,591,250) $(22,047,791)   $(543,459)
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


                                                  Nine Months Ended
                                                     December 25,
                                                2000            1999
                                             ---------------------------


Cash flows from operating activities:

Net income (loss)                          $ 6,908,358   $(2,683,305)
                                             ----------    ----------
Adjustments  to  reconcile
  net income  (loss) to net cash
  (used in) provided by
  operating activities:
Gain on sale of property                    (7,428,733)            0
Extraordinary item - forgiveness
  of indebtedness income                      (440,807)            0
Depreciation and amortization                1,251,601     2,473,837
Minority interest in loss
  of subsidiaries                             (117,095)      (22,485)
Decrease in cash-restricted
  for tenants' security deposits                48,197         4,537
Increase in mortgage
  escrow deposits                             (424,610)     (112,792)
Increase in prepaid
  expenses and other assets                   (710,856)     (439,296)
Increase in accounts payable,
   accrued expenses and
  other liabilities                            196,275       128,375
Decrease in tenants'
  security deposits payable                    (26,752)       (4,537)
Decrease in due to general partners
  of subsidiaries and their affiliates         (34,952)     (197,111)
(Decrease) increase in due to
  general partners and affiliates           (1,472,852)    1,837,154
                                            ----------     ---------

Total adjustments                           (9,160,584)    3,667,682
                                            ----------     ---------



Net cash (used in) provided by
  operating activities                      (2,252,226)      984,377
                                            ----------    ----------

Cash flows from investing activities:

Net proceeds from the sale of
  properties                               10,341,532             0
Increase in mortgage reserve deposits         (22,739)      (57,350)
Acquisition of property and
  equipment                                  (134,102)     (203,872)
                                           -----------    ----------

Net cash provided by (used in)
  investing activities                     10,184,691      (261,222)
                                           ----------     ----------

Cash flows from financing activities:

Proceeds from mortgage notes
  payable                                     7,250,000             0
Principal payments of mortgage
  notes payable                             (14,827,946)     (385,374)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest            (281,520)     (150,344)
Increase in deferred costs                            0       (24,661)
                                              ----------     ---------

Net cash used in financing
  activities                                 (7,859,466)     (560,379)
                                              ----------     ---------

Net increase in cash and
  cash equivalents                               72,999       162,776
Cash and cash equivalents-
  beginning of period                         1,504,490     1,449,846
                                              ----------     ---------
Cash and cash equivalents-
  end of period                             $ 1,577,489    $1,612,622
                                             ==========     =========

Supplemental disclosure of noncash activities:
Forgiveness of indebtedness:
Decrease in mortgage notes payable$             (440,807)  $        0

Summarized below are the components of the gain on sale of property:

Decrease in property and equipment,
  net of accumulated depreciation             8,202,522             0
Decrease in mortgage escrow deposits             98,245             0
Decrease in deferred costs                       73,933             0
Decrease in accounts payable,
  accrued expenses and other liabilities        (78,048)            0
Decrease in prepaid expenses and
  other assets                                   16,271             0
Decrease in tenants' security deposits
  payable                                       (21,445)            0
Decrease in mortgage notes payable           (5,378,679)            0

See Accompanying Notes to Consolidated Financial
Statements.

             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2000
                                   (Unaudited)

Note 1 - General



The consolidated financial statements for the nine months ended December 25, 2000 include the accounts of Cambridge Advantaged Properties II Limited Partnership (the "Partnership") and eight subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") two of which only have activity through the date of sale of their properties and the related assets and liabilities. The consolidated financial statements for the nine months ended December 25, 1999 include the accounts of the Partnership and ten subsidiary partnerships. The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $2,000 and $7,000 and $3,000 and $20,000 for the three and nine months ended December 25, 2000 and 1999, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2000. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 2000, the results of operations for the three and nine months ended December 25, 2000 and 1999 and cash flows for the nine months ended December 25, 2000 and 1999, respectively. However, the operating results for the nine months ended December 25, 2000 may not be indicative of the results for the year.

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



Fees incurred to related parties for the three and nine months ended December 25, 2000 and 1999 were as follows:

                    Three Months Ended      Nine Months Ended
                       December 25,          December 25,
                      2000      1999       2000          1999*
                  ---------------------   ---------------------

Partnership manage-
  ment fees (a)     $107,750   $161,000   $323,250   $483,000
Expense reimburse-
  ment (b)            28,729     40,915     86,144     78,840
Property manage-
  ment fees incurred
  to affiliates of
  the General
  Partners (c)        43,129     67,708    127,673    225,382
Local administra-
  tive fee (d)         2,000      2,000      6,000      6,000
                     --------  ---------   --------   --------
Total general and
  administrative-
  General Partners   181,608    271,623    543,067    793,222
                     -------    -------    -------    -------
Property manage-
  ment fees
  incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)        65,241     63,113    193,148    184,475
                    --------   --------    -------    -------
Total general and
  administrative-
  related parties   $246,849   $334,736   $736,215   $977,697
                     =======    =======    =======    =======

*Reclassified for comparative purposes.

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $3,325,000 and $3,002,000 were accrued and unpaid as of December 25, 2000 and March 25, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so.

(b) An affiliate of Related Advantaged Residential Associates, Inc. (the "Related General Partner") performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $97,000 and $743,000 were accrued and unpaid as of December 25, 2000 and March 25, 2000, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $153,325 and $200,361 and $497,835 and $617,865 for the three and nine months ended December 25, 2000 and 1999, respectively. Of these fees $108,370 and $130,821 and $320,821 and $409,857 were incurred to affiliates of the Local General Partners. Of such amounts incurred to affiliates of the Local General Partners, $43,129 and $67,708 and $127,673 and $225,382 were also incurred to affiliates of the General Partners.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.



Note 3 - Sale of Properties

General
-------

The Partnership is currently in the process of winding up its operations and disposing of its investments. As of December 25, 2000, the Partnership has disposed of six of its twelve original investments. Subsequently on December 29, 2000, the Partnership sold an additional property. The five other investments are listed for sale and the General Partner anticipates that these assets will be disposed of by December 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnership and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

Information Regarding Disposition
---------------------------------

Brookwood  Apartments,  L.P.  ("Brookwood")
-------------------------------------------
On March 24, 2000, the property and related assets and liabilities of Brookwood were sold to an unaffiliated third party for a price of $7,300,000 inclusive of the mortgage assumption, resulting in a gain of approximately $2,951,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $6,118,000.

Apple Creek  Associates of Denton,  Ltd.  ("Apple Creek")
---------------------------------------------------------
On July 7, 2000, Apple Creek's mortgage loan was refinanced in the principal amount of $7,250,000, at an interest rate of 8.15% and a maturity date of July 2010. In addition, on July 28, 2000, the property and related assets and liabilities of Apple Creek were sold to an unaffiliated third party purchaser for a price of $9,100,000 inclusive of a note payable to the Partnership in the amount of $700,000, resulting in a gain of approximately $4,478,000 and forgiveness of indebtedness income of approximately $441,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,225,000.

Triangle/Oaks   Limited   Partnership   ("Triangle/Oaks")
---------------------------------------------------------
On July 11, 2000, Triangle/Oaks entered into a letter of intent to sell the property and related assets and liabilities to an unaffiliated third party purchaser for a price of approximately $22,400,000. This offer to purchase was subsequently terminated. On October 20, 2000, Triangle/Oaks entered into a contract with another unaffiliated third party purchaser for a reduced sales price of $20,550,000. The price reduction was due to termite damage to the property. The closing is expected to occur in February 2001. No assurances can be given that the sale will actually occur.

Suncreek - 268 Ltd. (Suncreek")
-------------------------------
On October 19, 2000, Suncreek entered into a purchase and sale agreement to sell the property and the related assets and liabilities with an unaffiliated third party purchase for a purchase price of $13,668,000. The closing is expected to occur in March 2001. No assurances can be given that the closing will occur.



Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2000.



Note 5 - Subsequent Event

Woodridge, Ltd. ("Woodridge")
-----------------------------

On December 29, 2000, the property and the related assets and liabilities of Woodridge were sold to an unaffiliated third party purchase for a price of $11,420,000, resulting in a gain of approximately $2,500,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,200,000.

Item  2.   Management's   Discussion   and   Analysis   of
Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations and cash distributions from sales of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. The cash distributions received from the Local Partnerships to date have been sufficient to meet all current operating expenses. During the nine months ended December 25, 2000 and 1999, such distributions amounted to approximately $2,060,000 and $143,000, respectively. However, the Related General Partner had advanced funds in prior years to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approximately $1,956,000 and $2,950,000 at December 25, 2000 and March 25, 2000, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,422,000 and $3,745,000 were accrued and unpaid as of December 25, 2000 and March 25, 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but they are under no obligation to do so. Proceeds received by the Partnership from future sales will be used to pay current operating expenses and then any outstanding amounts due to the General Partners.

During the nine months ended December 25, 2000, cash and cash equivalents of the Partnership and its eight consolidated Local Partnerships increased approximately $73,000. This increase was attributable primarily to the net proceeds from the sale of property ($10,342,000) which exceeded cash flow used in operating activities ($2,252,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($282,000), net principal payments of mortgage notes payable ($7,578,000) and acquisition of property and equipment ($134,000). Included in the adjustments to reconcile the net income to cash flow used in operating activities is gain on sale of property ($7,429,000), forgiveness of indebtedness income ($441,000) and depreciation and amortization ($1,252,000).

For a discussion of sale of properties, see Note 3 to the financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The remaining five properties are located in four different States across the United States so that if one area of the United States is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.


Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 25, 2000 and 1999, excluding Player's Club at Fort Myers, Ltd., Suntree at Fort Myers, Ltd., Brookwood and Apple Creek which sold their respective properties and related assets and liabilities (collectively the "Sold Assets").

The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income decreased approximately 26% and 21% for the three and nine months ended December 25, 2000 as compared to 1999. Excluding the Sold Assets, rental income increased approximately 4% for both the three and nine months ended December 25, 2000 as compared to 1999, primarily due to rental rate increases.

Other income increased approximately 14% for the three months ended December 25, 2000 as compared to 1999. Excluding the sold assets, other income increased approximately 29% for the three months ended December 25, 2000 primarily due to higher cash and cash equivalent balances at the Partnership level.

Total expenses, excluding the operations for the Sold Assets and the categories of administrative and management and administrative and management-related parties, and repairs and maintenance, remained fairly consistent with a decrease of less than 1% for both the three and nine months ended December 25, 2000 as compared to 1999.

Administrative and management decreased approximately $17,000 and $216,000 for the three and nine months ended December 25, 2000 as compared to 1999. Excluding the Sold Assets, administrative and management increased approximately $74,000 and $240,000 for the three and nine months ended December 25, 2000 and 1999, primarily due to an increase in employee benefits, postage, telephone and cable fees at one Local Partnership as well as an increase in printing costs at the Partnership level.

Administrative and management-related parties decreased approximately $88,000 and $241,000 for the three and nine months ended December 25, 2000 as compared to 1999. Excluding the Sold Assets, administrative and management-related parties decreased approximately $49,000 and $129,000, primarily due to a decrease in Partnership management fees due to the sales of the Local Partnerships.

Repairs and maintenance decreased approximately $116,000 and $410,000 for both the three and nine months ended December 25, 2000 as compared to 1999. Excluding the Sold Assets, repairs and maintenance increased approximately $203,000 and $384,000, primarily due to repairs on building exteriors, concrete work, common area painting and rehabilitation of transferred and neglected units at two Local Partnerships.

Operating, taxes and insurance, interest and depreciation and amortization decreased approximately $119,000 and $314,000, $180,000 and $405,000, $570,000
and $1,521,000, $597,000 and $1,222,000, respectively, for the three and nine months ended December 25, 2000 as compared to 1999, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, operating, taxes and insurance and interest increased (decreased) approximately ($1,000) and ($22,000), ($8,000) and $15,000, ($8,000) and ($62,000), respectively. Excluding the Sold Assets and Triangle/Oaks, Suncreek and Woodridge for depreciation and amortization only, depreciation and amortization expense remained fairly consistent with an increase of approximately $13,000 and $34,000 for the three and nine months ended December 25, 2000 as compared to 1999. Triangle/Oaks, Suncreek and Woodridge are not depreciated during the period because they are classified as assets held for sale.

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

                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
                                  (Registrant)

              By: RELATED ADVANTAGED RESIDENTIAL
                  ASSOCIATES, INC., a General Partner

Date:

                  By:
                     --------------------------------
                     Alan P. Hirmes,
                     Senior Vice President
                     (principal financial officer)

Date:

                  By:
                     --------------------------------
                     Glenn F. Hopps,
                     Treasurer
                     (principal accounting officer)

              By: RELATED AND CAMBRIDGE ASSOCIATES,
                  LIMITED PARTNERSHIP,
                                a General Partner

                  By:Related Advantaged Residential
                                Associates, Inc.,
                               its General Partner

Date:

                     By:
                         ----------------------------
                         Alan P. Hirmes,
                         Senior Vice President
                         (principal financial officer)

Date:

                     By:
                         ----------------------------
                         Glenn F. Hopps,
                         Treasurer
                         (principal accounting officer)

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

                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
                                  (Registrant)

              By: RELATED ADVANTAGED RESIDENTIAL
                  ASSOCIATES, INC., a General Partner

Date:  January 22, 2001

                              By:/s/ Alan P. Hirmes
                     Alan P. Hirmes,
                     Senior Vice President
                     (principal financial officer)

Date:  January 22, 2001

                              By:/s/ Glenn F. Hopps
                     Glenn F. Hopps,
                     Treasurer
                     (principal accounting officer)

              By: RELATED AND CAMBRIDGE ASSOCIATES,
                  LIMITED PARTNERSHIP,
                                a General Partner

                  By:Related Advantaged Residential
                                Associates, Inc.,
                               its General Partner

Date:  January 22, 2001

                     By: /s/ Alan P. Hirmes
                         ------------------
                         Alan P. Hirmes,
                         Senior Vice President
                         (principal financial officer)

Date:  January 22, 2001

                     By: /s/ Glenn F. Hopps
                         Glenn F. Hopps,
                          Treasurer
                         (principal accounting officer)