Form 10-K
period 2001-03-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 2001-06-05
CIK 771996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2001
                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14941

             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
             ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                  Delaware                                          13-3330195
--------------------------------------------             ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                                 10022
--------------------------------------                        -----------------
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

                                     PART I

Item 1.  Business.

General
-------

Cambridge Advantaged Properties II Limited Partnership (formerly Hutton Advantaged Properties II Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on June 25, 1985. Since November 25, 1997, the general partners of the Partnership have been Related Advantaged Residential Associates Inc., (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Related and Cambridge Associates Limited Partnership (formerly Related and Hutton Associates Limited Partnership), a Delaware limited partnership, ("Related and Cambridge Associates"), and together with the Related General Partner, the "General Partners". The general partner of Related and Cambridge Associates is the Related General Partner. On November 25, 1997, the Related General Partner and one of the then other general partners of the Partnership, Advantaged Housing Associates, Inc. ("AHA"), consummated a Purchase Agreement pursuant to which the Related General Partner purchased AHA's general partner interest in the Partnership (the "Transfer"). In addition to the Transfer, the Related General Partner also acquired AHA's general partner interest in Related and Cambridge Associates, another General Partner which is also the special limited partner of the Partnership. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

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

Investment Objectives/Government Incentives
-------------------------------------------
The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiaries" or "subsidiary partnerships"), each of which owns or leases and operates an existing residential housing development (collectively, "Apartment Complexes") which benefit from financing at rates below those otherwise available from conventional lenders that is made available through various Federal and State government programs or through the issuance of tax-exempt bonds ("Advantaged Financing"). In acquiring its interests in the Local Partnerships ("Local Partnership Interests"), the Partnership's investment objectives have been to:

(1) provide current tax benefits in the form of tax losses which limited partners may use to offset passive income from other sources;

(2) provide long-term capital appreciation through an increase in the value of the Partnership's investments in Local Partnerships;

(3)  provide cash distributions from sale or refinancing transactions; and

(4)  preserve and protect the Partnership's capital.

The Partnership is in the process of winding up its operations as it continues to sell its assets; therefore investment objectives (1), (2) and (4) are no longer applicable. The Partnership will no longer be generating passive losses due to the sale of properties. However, passive losses previously allocated to limited partners (to the extent unused) are available to offset the income expected to be generated from the sales effort. Sales proceeds will first be used to satisfy Partnership obligations including advances and fees due the General Partners. It is not anticipated that there will be material cash available for distribution to the limited partners after satisfying these obligations.

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

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions. The remaining five properties are located in four different states across the United States so that if one area of the United States is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Investments
-----------
The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. However, Related and Cambridge Associates, a General Partner, is a special limited partner of each Local Partnership, and, under certain circumstances, has the right to replace the Local General Partners of the Local Partnership and also has certain rights with respect to voting on or approving of certain matters, including the sale of the Apartment Complex. These rights were given to Related and Cambridge Associates rather than the Partnership so as to avoid claims that by the existence or exercise of such rights the Partnership was taking part in the control of the Local Partnerships' operations and should thereby incur liability for all debts and obligations of the Local Partnerships (if this were found to be the case, the Partnership's interest in one Local Partnership could have been reached by creditors of another Local Partnership). Related and Cambridge Associates has agreed to exercise these rights as a fiduciary of the limited partners of the Partnership (the "Limited Partners").

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

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

General
-------

The Partnership is currently in the process of winding up its operations and disposing of its investments. As of March 25, 2001, the Partnership has disposed of seven of its twelve original investments. Subsequently, on May 8, 2001 and May 23, 2001, Sheridan Square Associates of Lawton and the Triangle/Oaks Limited Partnership were sold (see Note 13). Three additional investments are listed for sale and the General Partner anticipates that these remaining investments will be disposed of by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnership and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

Brookwood Apartments, L.P. ("Brookwood")
----------------------------------------
On March 24, 2000, the property and related assets and liabilities of Brookwood were sold to an unaffiliated third party for a price of $7,300,000 inclusive of the mortgage assumption, resulting in a gain of approximately $2,950,000.

Apple Creek Associates of Denton, Ltd. ("Apple Creek")
------------------------------------------------------
On July 28, 2000, the property and related assets and liabilities of Apple Creek were sold to an unaffiliated third party purchaser for a price of $9,100,000 inclusive of a note payable to the Partnership in the amount of $700,000, resulting in a gain of approximately $4,525,000 and forgiveness of indebtedness income of approximately $441,000.

Woodridge, Ltd. ("Woodridge")
-----------------------------
On December 29, 2000, the property and the related assets and liabilities of Woodridge were sold to an unaffiliated third party purchase for a price of $11,420,000, resulting in a gain of approximately $3,837,000, and a forgiveness of indebtedness income of approximately $225,000.

Players Club at Fort Myers, Ltd. and Suntree at Fort Myers,  Ltd.  ("Players and
--------------------------------------------------------------------------------
Suntree")
---------

On December 29, 1999, the property and related assets and liabilities of Players and Suntree were sold to an unaffiliated third party for approximately $19,350,000 resulting in a gain of approximately $5,642,000 and forgiveness of indebtedness income of approximately $2,929,000 as a result of forgiveness of interest on mortgage debt and advances from the General Partners.

Tax Matters
-----------
The Tax Reform Act of 1986 (the "TRA") provides as of 1991 that the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain upon the sale of properties.

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

Item 2.  Properties.

As of March 25, 2001, the Partnership holds a 98% Limited Partnership Interest in 5 Local Partnerships each of which owns an Apartment Complex. The original underlying properties in seven of the Local Partnerships in which the Partnership had an interest have been sold. See Item 1, Business-Sales of Underlying Properties, below. Set forth below is certain information concerning the Apartment Complexes and their operations and financing. See Schedule III to the consolidated financial statements included herein for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in California (1), Florida (1), Oklahoma (1) and Virginia
(2). Three of the Apartment Complexes are in the suburbs of major cities, while the remaining Apartment Complexes are in close proximity to the downtown business districts of their respective cities. The Apartment Complexes are occupied by low, moderate and middle-income tenants. The occupancy rates are set forth below. The aggregate number of rental units contained in the Apartment Complexes is 1,616. The largest Apartment Complex contains 520 units and the smallest contains 156 units.

All of the Apartment Complexes are subject to existing permanent first mortgage loans ("Mortgage Loans on Real Estate"). See Schedule III to the financial statements included herein.


                           LOCAL PARTNERSHIP SCHEDULE

                                                          Percentage of Units
Name and Location of                  Government        Occupied at December 31,
                                                    -----------------------------
Property (Number of Units)            Assistance(a) 2000   1999  1998   1997  1996
--------------------------            ------------- ----   ----  ----   ----  ----

Triangle/Oaks Limited Partnership     Tax exempt
  Jacksonville, FL (520)              financing     93%     97%    92%   84%    84%
Sheridan Square Associates of Lawton  Conventional
  Lawton, OK (276)                    financing     96%     92%    92%   93%    87%
Apple Creek Associates of Denton, Ltd Tax exempt
  Denton, TX (308)                    financing    (f)      93%    96%   88%    96%
Galveston-Stewart's Landing, Ltd
  Galveston, TX (216)                 Sec.221(d)(4)(c)     (c)    (c)   (c)     88%
Woodridge, Ltd                        Tax exempt
  Lenexa, KS (248)                    financing    (g)      94%    98%   98%    99%
Players Club at Fort Myers, Ltd       Tax exempt
  Ft. Myers, FL (288)                 financing    (d)     (d)     77%   83%    79%
Suntree at Fort Myers, Ltd            Tax exempt
  Ft. Myers, FL (240)                 financing    (d)     (d)     97%   98%    90%
The Harbours Associates               Tax exempt
  Newport News, VA (396)              financing     98%     97%    99%   92%    95%
Brookwood Apartments L.P.
  Wichita, KS (216) (e)               Sec.221(d)(4)(e)      80%    94%   97%    97%
Westwind II Associates                Tax exempt
  Roanoke, VA (156)                   financing     90%     90%    95%   98%    98%
McAdam Park-336, Ltd                  Tax exempt
  Palmdale, CA (336)                  financing    (b)     (b)    (b)   (b)    (b)
Suncreek-268, Ltd                     Tax exempt
  Sacramento, CA (268)                financing     96%     97%    95%   96%    96%


(a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either Federal or State subsidies. HUD, through the Federal Housing Administration ("FHA"), administers a variety of subsidies for low and moderate-income housing. FHA administers similar housing programs for nonurban areas. The federal programs generally provide one or a combination of the following forms of assistance: (1) mortgage loan insurance and (2) rental subsidies.


1) Mortgage Loan Insurance.
---------------------------
HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including Section 236, Section 221(d)(4), Section 221(d)(3) and
Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to nonprofit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for Federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, nonprofit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a nonprofit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.


2)  Rental Subsidies.
---------------------
Many of the tenants in HUD insured projects receive some form of rental assistance payments.

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

(f) On July 28, 2000 the property and the related assets of Apple Creek Associates of Denton, Ltd ("Apple Creek") were sold to an unaffiliated third party (see item 7, below).

(g) On December 29, 2000 the property and the related assets and liabilities of Woodridge Ltd. ("Woodridge") were sold to an unaffiliated third party (see item 7, below).

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

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

As of March 25, 2001, the Partnership had issued and outstanding 7,150 Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate gross proceeds of $35,750,000.

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

As of May 1, 2001, there were 2,943 registered holders of Limited Partnership Interests.

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


                                         Year Ended March 25,
                                         --------------------
OPERATIONS
----------               --------    --------    --------     --------     ---------
                         2001        2000        1999         1998             1997
                         ----------  ----------  -----------  -----------  -----------


Revenues                 $25,110,723 $23,781,306  $17,669,485  $19,260,738  $24,916,993

Operating expenses       (15,964,500)(21,081,216) (21,861,271) (21,939,186) (23,746,261)
Minority interest            7,764     833,691       41,717      (44,781)    (124,886)
                              -----     -------       ------      -------     --------
Income (loss) before      9,153,987   3,533,781   (4,150,069)  (2,723,229)   1,045,846
  extraordinary item
Extraordinary item
  -forgiveness of           665,641   2,929,229      501,769    3,629,807    5,161,583
  indebtedness             -------   ---------      -------                 ---------
Net income (loss)       $9,819,628  $6,463,010  $(3,648,300)    $906,578   $6,207,429
                          =========   =========   ==========      =======    =========
Number of limited
  partnership units           7,150       7,150        7,150        7,150        7,150
  outstanding              ========    ========     ========      =======     ========

Per Limited
  Partnership Unit:
Income (loss) before
  extraordinary item     $    1,267  $      489   $     (575)  $     (377)  $      145
Extraordinary item               92         406           69          502          715
                          ---------     -------     --------     --------      -------
Net income (loss)        $    1,359  $      895   $     (506)  $      125   $      860
                          =========     =======      =======       ======      =======

                                                 Year Ended March 25,
                                                 --------------------

FINANCIAL POSITION
------------------       --------    -------     --------     --------    --------
                         2001        2000        1999         1998         1997
                         ----------  ----------  -----------  -----------  --------

Total assets           $ 43,637,997 $58,450,241  $74,705,306  $76,840,906  $84,212,602
                         ==========  ==========   ==========   ==========   ==========

Long-term obligations  $50,396,675 $71,887,945  $89,892,922  $91,209,333  $98,340,680
                         ==========  ==========   ==========   ==========   ==========

Total liabilities        $59,546,582 $83,712,700  $106,041,794 $104,244,079 $112,321,944
                          =========   =========    ===========  ===========  ===========

Minority interest       $ 3,771,395  $4,237,149   $4,626,130   $4,911,145   $5,111,554
                          =========   =========    =========    =========    =========


During the years ended March 25, 1997 through 1999, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. There was a decrease in long-term obligations and total liabilities in 2000 and 2001 primarily due to forgiveness of indebtedness at, Players Club, Suntree, Woodridge and Apple Creek. During the years ended March 25, 1997, 1998, 2000 and 2001, total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8, Financial Statements and Supplementary Data, below), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1997, 1998, 2000 and 2001 primarily due to the decrease in mortgage notes payable satisfied by the sales price of the properties which were sold and the forgiveness of indebtedness of mortgage debt and payments to the note holders. Long-term obligations decreased for the year ended March 25, 1999 primarily due to the forgiveness of indebtedness related to the mortgage refinancing at Sheridan Square (See Note 7 in Item 8, Financial Statements and Supplementary Data, below). Total liabilities increased for the year ended March 25, 1999 primarily due to the advances made by the Related General Partners to meet third party obligations and the accrual of certain fees and expense reimbursements owed to the General Partners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources
-------------------------------

General
-------
The Partnership's capital has been invested primarily in 12 Local Partnerships in which the Partnership made an initial investment of $29,354,485 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. Through the fiscal year ended March 25, 2001, the properties and the related assets and liabilities owned by seven Local Partnerships were sold to unaffiliated third parties. As of March 25, 2001, the Partnership owned interests in 5 Local Partnerships. The Partnership has obtained loans from an affiliate of the Related General Partner, which together with Partnership funds, have been advanced to three Local Partnerships.

Cash of the Partnership and its consolidated subsidiaries increased by approximately $564,000 during the fiscal year ended March 25, 2001 (the "2000 Fiscal Year"). This increase is attributable to net proceeds from the sale of properties ($7,109,000) and a decrease in mortgage escrow deposits-replacement reserves ($383,000) which exceeded cash used by operating activities ($1,578,000), net proceeds and principal payments of mortgage notes payable ($1,574,000), acquisition of property and equipment ($17,000), a decrease in minority interest ($458,000), an increase in deferred costs ($108,000) and costs paid related to the sale of properties ($3,183,000). Included in the adjustments to reconcile the net income to cash flow used in operating activities is forgiveness of indebtedness income ($666,000), gain on sale of property ($11,311,000) and depreciation and amortization ($2,341,000).

The Partnership's primary source of funds are the cash distributions from operations and cash distributions from sales of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. Cash distributions received from the Local Partnerships to date have been sufficient to meet all current operating expenses other than the payment of fees to the General Partner. During the 2000 Fiscal Year, the year ended March 25, 2000 (the "1999 Fiscal Year") and the year ended March 25, 1999 (the "1998 Fiscal Year"), such distributions amounted to approximately $3,434,000, $596,000 and $192,000, respectively. However, the Related General Partner had advanced funds in prior years to meet the Partnership's third party obligations with the remaining unpaid balance of advanced funds equaling approximately $1,015,000, $2,950,000 and $2,859,000 as of March 25, 2001, 2000 and 1999, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,600,000, $3,745,000 and $3,122,000 were accrued and unpaid as of March 25,
2001, 2000 and 1999, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so.

Information Regarding Disposition
---------------------------------

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

Management plans to dispose of the assets by December 31, 2001. These assets are now classified as property and equipment-held for sale and are not depreciated.

Through March 25, 2001, the Partnership has recorded approximately $1,116,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 2000, 1999 and 1998 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, administrative and management, operating, repairs and maintenance and forgiveness of indebtedness income, remained fairly consistent for the 2000, 1999 and 1998 Fiscal Years. The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and amortization, and mortgage interest.

Net income (loss) for the 2000, 1999 and 1998 Fiscal Years totaled $9,819,628, $6,463,010 and $(3,648,300), respectively.

Excluding 2001 and 1999 in which the Partnership generated passive income, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources ). This passive income may be offset by the carryforward of any unused passive losses from prior years; however, the sale or refinancing transactions of the Local Partnerships to date have been insufficient to provide cash distributions to the Limited Partners.

2000 vs. 1999
-------------
Rental income decreased approximately 24% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding Suntree, Players Club, Brookwood, Apple Creek, and Woodridge (the "Sold Assets") rental income increased approximately 3% primarily due to rental rate increases.

Other income decreased approximately 18% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding the Sold Assets, other income increased approximately 16% primarily due to an increase in interest income received from the Apple Creek Note. The Partnership received a note receivable upon the sale of Apple Creek in July 2000.

Total expenses, excluding the operations for the Sold Assets and the categories of administration and management, operating and repairs and maintenance remained fairly consistent with an increase of approximately 1% for the 2000 Fiscal Year.

Administration and management decreased approximately $677,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding the Sold Assets, administration and management increased approximately $228,000 primarily due to the write-off of old legal bills at the Partnership level in the 1999 Fiscal Year.

Operating decreased approximately $486,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding the Sold Assets, operating increased approximately $83,000 primarily due to a utility rate increase at one Local Partnership and the installation of a cable television system at a second Local Partnership.

Repairs and maintenance decreased approximately $583,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding the Sold Assets, repairs and maintenance increased approximately $331,000 primarily due to rehabilitation of neglected units at one Local Partnership.

A gain on sale of properties of approximately $11,311,000 and a forgiveness of indebtedness income of approximately $666,000 was recorded in the 2000 Fiscal Year (see Notes 10 and 11, respectively, in item 8, Financial statements and Supplemental Data, below).

Administrative and management-related parties, taxes and insurance, interest and depreciation and amortization decreased approximately $158,000, $273,000, $1,947,000 and $993,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, administrative and management-related parties, taxes and insurance and interest remained fairly consistent with (decreases) increases of approximately ($5,000), $34,000 and $75,000, respectively. Excluding the Sold Assets and Triangle/Oaks and Suncreek for depreciation and amortization only, depreciation and amortization remained fairly consistent with a decrease of approximately $6,000. Triangle/Oaks and Suncreek are not depreciated during the period because they are classified as assets held for sale.

1999 vs. 1998
-------------
Rental income increased approximately 2% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding Suntree and Players Club which sold their properties on December 28, 1999, rental income increased approximately 4% primarily due to rental sale increases.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Triangle/Oaks Limited Partnership ("Triangle/Oaks")
---------------------------------------------------
During the years ended December 31, 2000, 1999 and 1998, the Local Partnership incurred losses of $236,278, $291,361 and $1,035,346, respectively. In addition, at December 31, 2000, accounts payable and accrued expenses excluding mortgage notes payable exceed available cash by $112,140 and total liabilities exceed total assets by $8,560,697. These factors among others may indicate that the Local Partnership will be unable to continue as a going concern for a reasonable period of time.

The auditors for the Triangle/Oaks subsidiary partnership modified their report on the 2000 fiscal year financial statements due to the uncertainty of the subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability that might be necessary should the Local Partnership be unable to continue as a going concern. The Partnership has received a commitment from affiliates of the Local General Partner to provide additional cash funding anticipated to be $25,000 per month for the months of January to March 2001 and $21,000 per month from April to December 2001, or until the property is sold. During the 2000 Fiscal Year, the Partnership advanced approximately $300,000 to the Local Partnership. Approximately $3,865,000 and $3,565,000 was outstanding at March 25, 2001 and 2000, respectively. Such amounts will be voluntary loans.

The Partnership's investments in Triangle/Oaks has been reduced to zero by prior years' losses. The minority interest balance for Triangle/Oaks was approximately $364,000 and $369,000 at March 25, 2001 and 2000, respectively. Triangle/Oaks net loss after minority interest amounted to approximately $232,000, $301,000 and $1,015,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

On May 23, 2001, the property and the related assets and liabilities of Triangle/Oaks were sold to an unaffiliated third party purchaser for a price of $20,476,000, resulting in a gain of approximately $5,200,000. Triangle/Oaks has a filed a claim with their insurance company for $4,300,000 with respect to termite damage. No assurance can be given that the claim will be settled favorably.

Sheridan Square Associates of Lawton ("Sheridan")
-------------------------------------------------
On May 8, 2001, the Partnership's limited partnership interest was assigned to an unaffiliated third party for $10, resulting in a gain of approximately $5,300,000.

Brookwood Apartments, L.P. ("Brookwood")
----------------------------------------
On March 24, 2000, the property and related assets and liabilities of Brookwood were sold to an unaffiliated third party for a price of $7,300,000 inclusive of the mortgage assumption, resulting in a gain of approximately $2,950,000.

Apple Creek Associates of Denton, Ltd. ("Apple Creek")
------------------------------------------------------
On July 28, 2000, the property and related assets and liabilities of Apple Creek were sold to an unaffiliated third party purchaser for a price of $9,100,000 inclusive of a note payable to the Partnership in the amount of $700,000, resulting in a gain of approximately $4,525,000 and forgiveness of indebtedness income of approximately $441,000.

Suncreek - 268 Ltd. (Suncreek")
-------------------------------
On October 19, 2000, Suncreek entered into a purchase and sale agreement to sell the property and the related assets and liabilities with an unaffiliated third party purchase for a purchase price of $13,668,000. The closing is expected to occur in June 2001. No assurances can be given that the closing will occur.

Woodridge, Ltd. ("Woodridge")
-----------------------------
On December 29, 2000, the property and the related assets and liabilities of Woodridge were sold to an unaffiliated third party purchase for a price of $11,420,000, resulting in a gain of approximately $3,837,000, and a forgiveness of indebtedness income of approximately $225,000.

Players Club at Fort Myers, Ltd. and Suntree at Fort Myers,  Ltd.  ("Players and
--------------------------------------------------------------------------------
Suntree")
----------
On December 28, 1999, the property and related assets and liabilities of Players and Suntree were sold to an unaffiliated third party for approximately $19,350,000 resulting in a gain of approximately $5,642,000 and forgiveness of indebtedness income of approximately $2,900,000 as a result of forgiveness of interest on mortgage debt and advances from the General Partners.

Other
-----

Management's Intentions
-----------------------

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

General
-------

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor future economic conditions generally, which could increase vacancy levels, rental payment defaults, and increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Limited Partnerships.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                         18

         Consolidated Balance Sheets at March 25, 2001 and 2000               42

         Consolidated Statements of Operations for the Years Ended March 25,
         2001, 2000 and 1999                                                  43

         Consolidated Statements of Changes in Partners' Deficit for the Years
         Ended March 25, 2001, 2000 and 1999                                  44

         Consolidated  Statements  of Cash Flows for the Years Ended March 25,
         2001, 2000 and 1999                                                  45

         Notes to Consolidated Financial Statements                           47

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries as of March 25, 2001 and 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 8 subsidiary partnerships whose income (losses) aggregated $10,529,584, $7,164,359 and ($2,845,749) during the 2000, 1999 and 1998 Fiscal Years, respectively, and whose assets constituted 95% and 99% of the Partnership's assets at March 25, 2001 and 2000, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries at March 25, 2001 and 2000, and the results of their operations, and their cash flows for the years ended March 25, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.

As discussed in Note 12, the auditors of one subsidiary partnership have modified their report due to the uncertainty of the subsidiary partnership's ability to continue as a going concern. This subsidiary partnership's loss aggregated $236,278, $306,986 and $1,035,345 for the 2000, 1999 and 1998 Fiscal
Years, respectively, and their assets constituted 34% and 26% of the Partnership's assets at March 25, 2001 and 2000, respectively. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 5, 2001

[DICKEY, WOLF & HUMBARD, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Triangle/Oaks Limited Partnership

We have audited the accompanying balance sheets of TRIANGLE/OAKS LIMITED PARTNERSHIP (a Massachusetts Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRIANGLE/OAKS LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9, the Partnership is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern at December 31, 2000. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Dicky, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, Missouri
February 9, 2001

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

/s/Dicky, & Wolf, LLC
Certified Public Accountants
Harrisonville, Missouri
January 29, 2000

[DICKEY, WOLF & HUMBARD, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sheridan Square Associates of Lawton

We have audited the accompanying balance sheets of SHERIDAN SQUARE ASSOCIATES OF LAWTON, (a Massachusetts Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHERIDAN SQUARE ASSOCIATES OF LAWTON as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, Missouri
January 18, 2001

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

[DICKEY, WOLF & HUMBARD, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Apple Creek Associates of Denton, Ltd.

We have audited the accompanying balance sheets of APPLE CREEK ASSOCIATES OF DENTON, LTD., (a Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, statements of changes in partners' equity/(deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the Unites States of America.

/s/Dickey, Wolf & Humbard, LLC
Certified Public Accountants
Harrisonville, MO
January 18, 2001

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APPLE CREEK ASSOCIATES OF DENTON, LTD. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the Unites States of America.

/s/Dickey & Wolf, LLC
Certified Public Accountants
Harrisonville, MO
January 21, 2000

[DICKEY, WOLF & HUMBARD, LLC letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Woodridge, Ltd.

We have audited the accompanying balance sheets of WOODRIDGE, LTD. (a Massachusetts Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODRIDGE, LTD. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, Missouri
January 18, 2001

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

/s/Dickey & Wolf, LLC
Certified Public Accountants

Harrisonville, MO
January 21, 2000

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

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
February 4, 2000

[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of
The Harbours Associates

We have audited the accompanying balance sheet of The Harbours Associates, VHDA Project No. 95-0759, (a limited partnership) as of December 31, 2000, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Harbours Associates as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
Richmond, Virginia
February 5, 2001

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

/s/ BDO Seidman, LLP
Richmond, Virginia
February 7, 2000

[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of
The Harbours Associates

We have audited the accompanying balance sheet of The Harbours Associates, VHDA Project No. 95-0759, (a limited partnership) as of December 31, 1998, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Harbours Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
Richmond, Virginia
February 11, 1999

[GEORGE, BOWERMAN & NOEL, P.A. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners
Brookwood Apartments, L.P.
  (A Kansas Limited Partnership)
Wichita, Kansas

We have audited the accompanying balance sheet of Brookwood Apartments, L.P. (A Kansas Limited Partnership) as of March 24, 2000, and the related statements of operations, partners' capital (deficit) and cash flows for the period from January 1, 2000 to March 24, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 7, the Partnership sold all real and personal property of the rental housing project on March 24, 2000. The Partnership discontinued operating the project as of the sale date. After payment of liabilities, all remaining assets are to be liquidated and the proceeds distributed to the partners.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the period from January 1, 2000 to March 24, 2000 and its financial position at March 24, 2000 in conformity with generally accepted accounting principles.

/s/ George, Bowerman & Noel, P.A.
Wichita, Kansas
April 28, 2000

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

As described in Note 1, the accompanying financial statements reflect certain reorganization adjustments of the Partnership on a "push-down" basis. However, in connecton with the reorganization, the Partnership has not discounted certain deferred financing costs which, in our opinion, should have been written off in order to conform with generally accepted accounting principles. If these additional reorganization adjustments had been made, deferred financing costs and mortgage note payable would have been reduced by $244,708 in the accompanying balance sheet. These departures from generally accepted accounting principles do not have a material effect on the results of operations or cash flows of Brookwood Apartmentsm L.P. (A Kansas Limited Partnership) for the year ended December 31, 1999.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brookwood Apartments, L.P. (A Kansas Limited Partnership) for the yearended december 31, 1999 and its financial position at December 31, 1999 in conformity with generally accepted accounting principles.

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

As described in Note 1, the accompanying financial statements reflect certain reorganization adjustments of the Partnership on a "push-down" basis. However, in connecton with the reorganization, the Partnership has not discounted certain deferred financing costs which, in our opinion, should have been written off in order to conform with generally accepted accounting principles. If these additional reorganization adjustments had been made, deferred financing costs and mortgage note payable would have been reduced by $259,602 in the accompanying balance sheet. These departures from generally accepted accounting principles do not have a material effect on the results of operations or cash flows of Brookwood Apartmentsm L.P. (A Kansas Limited Partnership) for the year ended December 31, 1998.

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

/s/ George, Bowerman & Noel, P.A.
Wichita, Kansas
February 11, 1999

[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners
Westwind II Associates

We have audited the accompanying balance sheet of Westwind II Associates, F.H.A. Project No. 051-11092, (a limited partnership), as of December 31, 2000, and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwind II Associates as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2001 on our consideration of the Partnership's internal control structure. Furthermore, in accordance with the Consolidated Audit Guide, we have also issued a report dated February 6, 2001 on its compliance with specific requirements of HUD projects.

/s/ BDO Seidman, LLP
Richmond, Virginia
February 6, 2001

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

/s/ BDO Seidman, LLP
Richmond, Virginia
February 7, 2000

[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners
Westwind II Associates

We have audited the accompanying balance sheet of Westwind II Associates, F.H.A. Project No. 051-11092, (a limited partnership), as of December 31, 1998, and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ BDO Seidman, LLP
Richmond, Virginia
February 11, 1999

[PRICEWATERHOUSECOOPERS L.L.P. LETTERHEAD]

Report of Independent Accountants

To the Partners
Suncreek - 268, Ltd.

In our opinion, the accompanying balance sheet and the related statements of income, changes in partners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Suncreek - 268, Ltd. (the Partnership) at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers L.L.P.
Portland, Oregon
February 2, 2001

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

/s/ PricewaterhouseCoopers L.L.P.
Portland, Oregon
February 9, 1999

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                   March 25,
                                                          --------------------
                                                             2001          2000
                                                          ---------   ---------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4 and 7)                    $           0 $  34,237,818
Property and equipment held for sale - net, less
  accumulated depreciation (Notes 2, 4 and 7)           38,338,237    18,695,807
Cash and cash equivalents (Notes 2 and 12)               2,068,675     1,504,490
Cash - restricted for tenants' security deposits           290,573       435,137
Mortgage escrow deposits (Notes 5 and 7)                 1,300,124     1,961,983
Deferred costs, net of accumulated amortization
  (Notes 2 and 6)                                          823,935     1,441,913
Prepaid expenses and other assets                          816,453       173,093
                                                      ------------  ------------

Total assets                                        $  43,637,997 $  58,450,241
                                                      ============  ============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Mortgage notes payable (Notes 7 and 10)              $  50,396,675 $  71,887,945
Accounts payable, accrued expenses and other liabilities 3,682,893     4,100,178
Tenants' security deposits payable                         290,573       435,137
Due to general partners of subsidiaries and their
 affiliates (Note 8)                                         527,589     562,541
Due to general partners and affiliates (Note 8)         4,648,852     6,726,899
                                                    ------------- -------------

Total liabilities                                      59,546,582    83,712,700
                                                      ------------  ------------

Minority interest (Note 2)                               3,771,395     4,237,149
                                                     ------------- -------------


Commitments and contingencies (Note 12)

Partners' deficit:

Limited Partner                                       (19,165,633)  (28,887,065)
General Partner                                         (514,347)      (612,543)
                                                    ------------- --------------

Total partners' deficit                               (19,679,980)  (29,499,608)
                                                      -----------  ------------

Total liabilities and partners' deficit              $  43,637,997 $  58,450,241
                                                      ============  ============

See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended March 25,
                                                2001           2000        1999*
                                            ----------    ---------     --------
Revenues
Rental, net                             $13,005,928   $17,172,048   $16,886,576
Other                                       793,328       967,009       782,909
Gain on sale of property (Note 10)       11,311,467     5,642,249             0
                                             ----------   ---------   ---------
Total revenues                             25,110,723    23,781,306  17,669,485
                                          ----------    ----------    ----------

Expenses
Administrative and management             1,891,159     2,568,002     2,796,876
Administrative and management-related
  parties (Note 8)                        1,039,864     1,197,774     1,289,992
Operating                                   994,810     1,480,735     1,636,671
Repairs and maintenance                   3,147,938     3,731,093     3,696,346
Taxes and insurance                       1,306,647     1,579,709     1,968,689
Interest                                  5,243,490     7,190,351     7,217,812
Depreciation and amortization             2,340,592     3,333,552     3,254,885
                                          ---------   -----------   -----------

Total expenses                           15,964,500    21,081,216    21,861,271
                                         ----------    ----------    ----------

Income (loss) before minority interest and
  extraordinary item                      9,146,223     2,700,090    (4,191,786)

Minority interest in loss of subsidiaries     7,764       833,691        41,717
                                      -------------  ------------ -------------

Income (loss) before extraordinary item   9,153,987     3,533,781    (4,150,069)

Extraordinary item - forgiveness of indebtedness
  income (Note 11)                          665,641     2,929,229       501,769
                                       ------------   -----------  ------------

Net income (loss)                      $  9,819,628  $  6,463,010  $ (3,648,300)
                                         ===========   ===========   ===========

Income (loss) before extraordinary item -
  limited partners                     $  9,062,447  $  3,498,443  $ (4,108,568)
Extraordinary item - limited partners       658,985     2,899,937       496,751
                                       ------------   -----------  ------------
Net income (loss) - limited partners    $ 9,721,432  $  6,398,380  $ (3,611,817)
                                         ==========   ===========   ===========

Number of limited partnership units outstanding  7,150      7,150         7,150
                                        ===========   ==========     ===========

Per limited partnership unit:
Income (loss) before extraordinary item $     1,267  $      489     $    (575)
Extraordinary item                               92         406            69
                                       ------------   ----------    -----------
Net income (loss)                       $     1,359  $      895     $     (506)
                                       =========== ============ ===============

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                       Limited     General
                                             Total     Partners    Partners
                                             -----     --------    --------

Balance - March 26, 1998               $(32,314,318) $(31,673,628)    $(640,690)

Net loss                                 (3,648,300)   (3,611,817)      (36,483)
                                       ------------  ------------     ---------

Balance - March 25, 1999                (35,962,618)  (35,285,445)     (677,173)

Net income                                6,463,010     6,398,380        64,630
                                       ------------  ------------     ---------

Balance - March 25, 2000                (29,499,608)  (28,887,065)     (612,543)

Net income                                9,819,628     9,721,432        98,196
                                       ------------  ------------     ---------

Balance - March 25, 2001               $(19,679,980) $(19,165,633)    $(514,347)
                                        ===========   ===========      ========

See accompanying notes to consolidated financial statements.




     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      Year Ended March 25,
                                                 2001         2000        1999
                                            ----------   ----------   ----------

Cash flows from operating activities:
Net income (loss)                          $  9,819,628   $ 6,463,010   $(3,648,300)
                                            -----------    ----------    ----------
Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating activities:
Gain on sale of property                     (11,311,467)   (5,642,249)            0
Extraordinary item - forgiveness of indebtedness (665,641)  (2,929,229)     (501,769)
Depreciation and amortization                  2,340,592     3,333,552     3,254,885
Minority interest in loss of subsidiaries         (7,764)     (833,691)      (41,717)
(Increase) decrease in assets:
Cash-restricted for tenants' security deposits  144,564       190,883       (20,336)
Mortgage escrow deposits                        180,203       296,375      (690,945)
Prepaid expenses and other assets                52,154       (26,471)      173,874
Increase (decrease) in liabilities:
Accounts payable, accrued expenses and
  other liabilities                             105,876    (2,378,636)    1,254,472
Tenants' security deposits payable             (123,119)     (148,446)       20,336
Increase in due to general partners of
  subsidiaries and their affiliates                   0             0        40,000
Decrease in due to general partners of subsidiaries
  and their affiliates                          (34,952)     (681,934)     (146,013)
Due to general partners and affiliates       (2,078,047)      177,306     1,888,832
                                            -----------   -----------    ----------

Total adjustments                           (11,397,601)   (8,642,540)    5,231,619
                                            -----------    ----------    ----------

Net cash (used in) provided by
 operating activities                        (1,577,973)    (2,179,530)   1,583,319
                                             -----------   ----------    ----------

Cash flows from investing activities:
Net proceeds from the sale of property        7,108,742    19,064,362             0
Costs paid related to sale of properties     (3,182,601)            0             0
Acquisition of property and equipment           (27,228)     (223,298)      (84,876)
Decrease in mortgage escrow deposits -
  replacement reserves                          383,411        68,040        30,060
                                            -----------  ------------   -----------

Net cash provided by (used in)
 investing activities                         4,282,324     18,909,104      (54,816)
                                              ---------     ----------     ---------

Cash flows from financing activities:
Proceeds from mortgage notes payable          7,250,000             0     5,200,000
Principal payments of mortgage notes payable (8,824,413)  (17,094,977)   (6,014,642)
(Decrease) increase in minority interest       (457,990)      444,710      (186,799)
Increase in deferred costs                     (107,763)      (24,663)       (88,820)
                                          ------------- ------------- --------------
Net cash used in financing activities        (2,140,166)  (16,674,930)   (1,090,261)
                                           ------------   -----------  ------------

Net increase in cash and cash equivalents       564,185        54,644       438,242
Cash and cash equivalents at beginning of year  1,504,490   1,449,846     1,011,604
                                              ----------- -----------   -----------
Cash and cash equivalents at end of year   $  2,068,675  $  1,504,490  $  1,449,846
                                            ===========   ===========   ===========

Supplemental disclosure of cash flows information:

Cash paid during the year for interest       $6,174,725   $ 6,518,818    $6,094,273
                                              =========    ==========     =========

Supplemental disclosures of noncash investing and financing activities:

Increase in minority interest attributable
  to accrued distributions to general partners
  of subsidiaries                             $       0    $       0     $    56,499

Forgiveness of indebtedness:
Decrease in mortgage notes payable             (188,178)     (910,000)     (501,769)
Decrease in accounts payable, accrued
  expenses and other liabilities               (477,463)   (1,682,067)            0
Decrease in due to general partners and affiliates    0      (337,162)            0

Summarized below are the components of the gain on sale of property:

Decrease in property and equipment,
  net of accumulated depreciation            12,956,297    12,476,046             0
Increase in cash - restricted for tenants'
  security deposits                                   0       (42,437)            0
Decrease in mortgage escrow deposits             98,245       150,008             0
Decrease in deferred costs                       51,468             0             0
Increase in prepaid expenses due to note
  received from sale                           (700,000)            0             0
Decrease in prepaid expenses
  and other assets                                4,486       111,674             0
(Decrease) increase in accounts payable, accrued
  expenses and other liabilities                (45,698)      726,822             0
Decrease in mortgage notes payable assumed
  on sale                                   (19,728,679)            0             0
Decrease in tenants' security deposits payable  (21,445)            0             0

See accompanying notes to consolidated financial statements.


     CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2001


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

As of March 25, 2001, the Partnership holds an interest in 5 Local Partnerships which own 5 Apartment Complexes. Through the fiscal year ended March 25, 2001, the properties and related assets and liabilities owned by seven Local Partnerships were sold to unaffiliated third parties (see Note 10, below).

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

Effective May 19, 1994, the Partnership's name was changed from Hutton Advantaged Properties II Limited Partnership to Cambridge Advantaged Properties II Limited Partnership.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and eight subsidiary partnerships fiscal year ended March 25, 2001 (the "2000 Fiscal Year") three of which only have activity through the date of sale of their property and the related assets and liabilities, ten subsidiary partnerships fiscal year ended March 25, 2000 (the "1999 Fiscal Year"), two of which only have activity through the date of sale of their property and the related assets and liabilities and ten subsidiary partnerships fiscal year ended March 25, 1999 (the "1998 Fiscal Year"). The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

For financial reporting purposes, the Partnership's fiscal year ends March 25. The Partnership's fiscal year ends March 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP"). All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March 25.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $1,000, $0 and $15,000, for the 2000, 1999 and 1998 Fiscal Years, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and investments in short-term highly liquid instruments purchased with original maturities of less than three months.

c)  Property and Equipment

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

Management plans to dispose of the assets by December 31, 2001. These assets are now classified as property and equipment-held for sale and are not depreciated.

Through March 25, 2001, the Partnership has recorded approximately $1,116,000 as a loss on impairment of assets.

d)  Amortization

Deferred costs are being amortized over their respective periods of benefit.

e)  Income Taxes

No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (see Note 9, below).

f)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

g)  Use of Estimates

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

Cash and Cash Equivalents, Mortgage Escrow Deposits and Cash-Restricted for
---------------------------------------------------------------------------
Tenants' Security Deposits
--------------------------
The carrying amount approximates fair value.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:


                                         March 25, 2001             March 25, 2000
                                     ------------------------    ------------------------
                                       Carrying                   Carrying
                                         Amount     Fair Value     Amount     Fair Value
                                         ------     ----------     ------     ----------
Mortgage Notes Payable for which it is:
Practicable to estimate fair value    $47,901,814   $47,901,176   $69,393,084  $63,388,441
Not Practicable                       $  2,494,861           *    $ 2,494,861            *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.




Accounts Payable and Accrued Expenses
-------------------------------------

The estimated fair value of the Partnership's accounts payable and accrued expenses which are different than carrying value are as follows:

                                  March 25, 2001              March 25, 2000
                             ----------------------     ------------------------
                              Carrying                  Carrying
                               Amount     Fair Value     Amount     Fair Value
                               ------     ----------     ------     ----------

Accounts payable and accrued
expenses for which it is:
Practicable to estimate fair
 value                       $3,160,691     $39,876    $3,193,191     $264,130

The carrying amount of other financial instruments that require such disclosure approximates fair value.



NOTE 4 - Property and Equipment and Property and Equipment Held for Sale

The components of property and equipment and their estimated useful lives are as follows:

                                              March 25,
                                      ------------------------       Estimated
                                         2001             2000      Useful Lives
                                      ----------     ------------   ------------

Land                                 $          0     $  6,497,186
Buildings and improvements                      0       54,543,782   10-40 Years
Furniture and fixtures                          0        2,572,546    5-10 Years
                                     ------------     ------------

                                                0       63,613,514

Less:  Accumulated depreciation                 0      (29,375,696)
                                      -----------     ------------

                                     $          0     $ 34,237,818
                                      ===========      ===========


Depreciation expense for the 2000, 1999 and 1998 Fiscal Years amounted to $1,666,319, $2,723,439 and $3,050,685, respectively.

During the 2000 and 1999 Fiscal Years, there was a decrease in accumulated depreciation in the amounts of $11,967,349 and $7,239,340 due to the sale of Apple Creek, Brookwood and Woodridge and Players Club and Suntree, respectively.


The components of property and equipment held for sale and their estimated useful lives are as follows:

                                               March 25,
                                      ---------------------------
                                        2001              2000
                                      -----------------------------

Land                                 $  6,748,745     $  2,251,249
Buildings and improvements             58,676,826       26,257,945
Furniture and fixtures                  4,811,860        3,011,141
                                     ------------     ------------

                                       70,237,431       31,520,335

Less:  Accumulated depreciation       (31,899,194)     (12,824,528)
                                      -----------     ------------

                                     $ 38,338,237     $ 18,695,807
                                      ===========      ===========




NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                                March 25,
                                                          ---------------------
                                                              2001       2000
                                                          ----------  ----------

Reserve for replacements                              $    643,816  $  1,075,120
Real estate taxes, insurance and other                     656,308       886,863
                                                       -----------   -----------

                                                      $ 1,300,124    $ 1,961,983
                                                      ===========    ===========



NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                March 25
                                      --------------------------       Period
                                         2001              2000       (Months)
                                      ----------     -------------     -------

Bond and financing fees                $1,730,949       $1,895,150     65-240


Less:  Accumulated amortization          (907,014)        (453,237)
                                         --------       ----------

                                       $  823,935       $1,441,913
                                        =========        =========


Amortization of deferred costs for the 2000, 1999 and 1998 Fiscal Years aggregated $674,273, $610,113 and $204,200, respectively.

During the 2000 and 1999 Fiscal Years, fully amortized deferred costs of approximately $220,000 and $1,228,000, respectively, were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $296,000, including principal and interest at rates varying from 3.9% to 10.5% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements for each of the next five fiscal years are as follows:

Year Ending December 31                Amount
-----------------------                ------

2001                             $    516,736
2002                                  546,425
2003                                  578,337
2004                                9,437,641
2005                                5,774,514
Thereafter                         33,543,022
                                   ----------

                                  $50,396,675
                                  ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $15,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (see Note 5, above).

NOTE 8 - Related Party Transactions

One of the general partners of the Partnership, Related and Cambridge Associates, has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Fees incurred to related parties for the years ended March 25, 2001, 2000 and 1999 were as follows:

                                                   Year Ended March 25
                                              2001            2000        1999*
                                            ----------   -----------   ---------

Partnership management fees (a)          $   477,000   $   505,171    $  644,526
Expense reimbursement (b)                   123,240       116,470        89,257
Property management fees incurred
  to affiliates of the General Partners (c) 175,287       321,505       310,961
Local administrative fee (d)                  5,000         7,500         7,500
                                        ------------  ------------     ---------
Total general and administrative
  General Partners                          780,527       950,646     1,052,244
                                         ----------    ----------     ---------
Property management fees incurred
  to affiliates of the subsidiary partnerships'
  general partners (c)                      259,337       247,128       237,748
                                         ----------    ----------    ----------
Total general and administrative
  related parties                        $1,039,864    $1,197,774    $1,289,992
                                          =========     =========     =========

*Reclassified for comparative purposes.

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the general partners amounting to approximately $3,466,000 and $3,002,000 were accrued and unpaid as of March 25, 2001 and 2000, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so.

(b) An affiliate of the Related General Partner performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $134,000 and $743,000 were accrued and unpaid as of March 25, 2001 and 2000, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $648,681, $857,710 and $835,445 for the 2000, 1999 and 1998 Fiscal Years,
respectively. Of these fees, $434,624, $568,633 and $548,709 were incurred to affiliates of the subsidiary partnerships. Of such amounts incurred to affiliates of the subsidiary partnerships, $175,287 , $321,505 and $310,961 were also incurred to affiliates of the Related General Partner.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

Related and Cambridge Associates, a General Partner of the Partnership, is a special limited partner of each Local Partnership, with a 1% interest in profits, losses and distributions. Distributions aggregating $29,435 and $4,739 were made to Related and Cambridge Associates for the 2000 and 1999 Fiscal Years, respectively.

During September 1988, the Partnership obtained a $793,867 loan from an affiliate of the Related General Partner. This loan accrues interest at the bank's prime rate plus 1% and is repayable from all available cash sources. These funds, together with $2,545,223 of Partnership funds, were advanced by the Partnership to complete the Triangle/Oaks refinancing and to provide adequate working capital for that Local Partnership. During the 2000 Fiscal Year the Partnership advanced an additional $300,000 to the Local Partnership. Approximately $3,865,000 and $3,565,000 was outstanding at March 25, 2001 and 2000 (see Note 12, below).

As of March 25, 2001, an affiliate of the Related General Partner had advanced $310,926 to the Partnership, none of which was advanced in the 2000, 1999 or 1998 Fiscal Years. These funds were advanced by the Partnership to Sheridan to provide working capital. During the 1998 Fiscal Year, $115,020 was repaid and during the 1997 Fiscal Year, $74,587 was repaid. Such note is non-interest bearing.


Due to Local General Partners and affiliates at March 25, 2001 and 2000 consists of the following:

                                                               December 31,
                                                          ------------------
                                                          2000          1999
                                                       ---------       -------

Operating deficit loans (*)                             $514,166      $549,118
Management and other operating advances                   13,423        13,423
                                                         ------      --------
                                                        $527,589      $562,541
                                                         =======       =======

(*) Operating deficit loans include one and three loans payable to Local General Partners and affiliates, respectively, which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.


NOTE 9 - Income Taxes

A reconciliation of the financial statement net income to the income tax income for the Partnership and its consolidated subsidiaries is as follows:

                                                  Year Ended December 31
                                               2000          1999         1998
                                           -----------  ------------  ---------

Financial statement net income (loss)   $   9,819,628 $   6,463,010 $(3,648,300)

Difference  between   depreciation
expense  recorded  for  financial
reporting purposes  and the  accelerated
cost  recovery  system  utilized
for income tax purposes                       (781,939)     1,670,055  (796,677)

Gain on sale of property                  8,903,828     5,335,164             0

Extraordinary item - forgiveness of
  indebtedness                              (665,641)  (2,786,768)     (545,532)

Debt restructuring                                0             0      (289,710)

Other                                      (160,680)     (466,431)       84,592
                                        ------------  ------------  ------------

Income (loss) as shown on the income tax return
  for the calendar year ended           $17,115,196   $10,215,030   $(5,195,627)
                                         ==========    ==========    ==========


NOTE 10 - Sale of Properties

General
-------

The Partnership is currently in the process of winding up its operations and disposing of its investments. As of March 25, 2001, the Partnership has disposed of seven of its twelve original investments. Subsequently, on May 8, 2001 and May 23, 2001, Sheridan Square Associates of Lawton and the Triangle/Oaks Limited Partnership were sold. Three additional investments are listed for sale and the General Partner anticipates that these remaining investments will be disposed of by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnership and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

Players Club at Fort Myers, Ltd. and Suntree at Fort Myers,  Ltd.  ("Players and
--------------------------------------------------------------------------------
Suntree")
-------
On December 28, 1999, the property and related assets and liabilities of Players and Suntree were sold to an unaffiliated third party for approximately $19,350,000 resulting in a gain of approximately $5,642,000 and forgiveness of indebtedness income of approximately $2,900,000 as a result of forgiveness of interest on mortgage debt and advances from the General Partners.

Brookwood Apartments, L.P. ("Brookwood")
----------------------------------------
On March 24, 2000, the property and related assets and liabilities of Brookwood were sold to an unaffiliated third party for a price of $7,300,000 inclusive of the mortgage assumption, resulting in a gain of approximately $2,950,000.

Triangle/Oaks Limited Partnership ("Triangle/Oaks")
---------------------------------------------------
On July 11, 2000, Triangle/Oaks entered into a letter of intent to sell the property and related assets and liabilities to an unaffiliated third party purchaser for a price of approximately $22,400,000. This offer to purchase was subsequently terminated. On October 20, 2000, Triangle/Oaks entered into a contract with another unaffiliated third party purchaser for a reduced sales price of $20,550,000. The price reduction was due to termite damage to the property. Subsequently on May 23, 2001, the property and the related assets and liabilities of Triangle/Oaks were sold (see note 13 below).

Apple Creek Associates of Denton, Ltd. ("Apple Creek")
------------------------------------------------------
On July 28, 2000, the property and related assets and liabilities of Apple Creek were sold to an unaffiliated third party purchaser for a price of $9,100,000 inclusive of a note payable to the Partnership in the amount of $700,000, resulting in a gain of approximately $4,525,000 and forgiveness of indebtedness income of approximately $441,000.

Suncreek - 268 Ltd. (Suncreek")
-------------------------------
On October 19, 2000, Suncreek entered into a purchase and sale agreement to sell the property and the related assets and liabilities with an unaffiliated third party purchase for a purchase price of $13,668,000. The closing is expected to occur in June 2001. No assurances can be given that the closing will occur.

Woodridge, Ltd. ("Woodridge")
-----------------------------
On December 29, 2000, the property and the related assets and liabilities of Woodridge were sold to an unaffiliated third party purchase for a price of $11,420,000, resulting in a gain of approximately $3,837,000, and a forgiveness of indebtedness income of approximately $225,000.

Sheridan Square Associates of Lawton ("Sheridan")
-------------------------------------------------
On May 8, 2001, the Partnership's limited partnership interest was assigned to an unaffiliated third party for $10, resulting in a gain of approximately $5,300,000.

NOTE 11 - Extraordinary Item - Forgiveness of Indebtedness Income

Extraordinary items-forgiveness of indebtedness consist of the following:

                              Year Ended March 25
                               2001             2000               1999
                          ----------       -----------      ------------------

Sheridan                  $         0      $          0       $    501,769
Suntree                             0           891,649                  0
Players Club                        0         2,037,580                  0
Apple Creek                   440,807                 0                  0
Woodridge                     224,834                 0                  0
                          -----------   ----------------   -------------------
                           $  665,641        $2,929,229       $    501,769
                            =========         =========         ===========

Sheridan
--------
On September 17, 1998, Sheridan obtained financing of its first mortgage debt. As a result of the refinancing, the previous mortgage including past due interest was discounted and extraordinary gain of $501,769 was realized.

NOTE 12 - Commitments and Contingencies

a)  Events of Default and Going Concern

Triangle/Oaks Limited Partnership
---------------------------------
During the years ended December 31, 2000, 1999 and 1998, the Local Partnership incurred losses of $236,278, $291,361 and $1,035,346, respectively. In addition, at December 31, 2000, accounts payable and accrued expenses excluding mortgage notes payable exceed available cash by $112,140 and total liabilities exceed total assets by $8,560,697. These factors among others may indicate that the Local Partnership will be unable to continue as a going concern for a reasonable period of time.

The auditors for the Triangle/Oaks subsidiary partnership modified their report on the 2000 fiscal year financial statements due to the uncertainty of the subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability that might be necessary should the Local Partnership be unable to continue as a going concern. The Partnership has received a commitment from affiliates of the Local General Partner to provide additional cash funding anticipated to be $25,000 per month for the months of January to March 2001 and $21,000 per month from April to December 2001, or until the property is sold. During the 2000 Fiscal Year, the Partnership advanced approximately $300,000 to the Local Partnership. Approximately $3,865,000 and $3,565,000 was outstanding at March 25, 2001 and 2000, respectively. Such amounts will be voluntary loans.

The Partnership's investments in Triangle/Oaks Limited Partnership ("Triangle/Oaks") has been reduced to zero by prior years' losses. The minority interest balance for Triangle/Oaks was approximately $364,000 and $369,000 at March 25, 2001 and 2000, respectively. Triangle/Oaks net loss after minority interest amounted to approximately $232,000, $301,000 and $1,015,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

On May 23, 2001, the property and the related assets and liabilities of Triangle/Oaks were sold to an unaffiliated third party purchaser for a price of $20,476,000, resulting in a gain of approximately $5,200,000. Triangle/Oaks has a filed a claim with their insurance company for $4,300,000 with respect to termite damage. No assurance can be given that the claim will be settled favorably.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 2001, uninsured cash and cash equivalents approximated $1,762,000.

c)  Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions. The remaining five properties are located in four different states across the United States so that if one area of the United States is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Each subsidiary partnership with restricted assets had liabilities in excess of assets at December 31, 2000.

Note 13 - Subsequent Events

On May 8, 2001, the Partnership's limited partnership interest in Sheridan was assigned to an unaffiliated third party for $10, resulting in a gain of approximately $5,300,000.

On May 23, 2001, the property and the related assets and liabilities of Triangle/Oaks were sold to an unaffiliated third party purchaser for a price of $20,476,000, resulting in a gain of approximately $5,200,000. Triangle/Oaks has a filed a claim with their insurance company for $4,300,000 with respect to termite damage. No assurance can be given that the claim will be settled favorably.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers.

Since November 25, 1997, the General Partners of the Partnership have been Related Advantaged Residential Associates Inc., ("Related General Partner"), and Related and Cambridge Associates Limited Partnership, both of which are affiliates of The Related Companies, L.P. ("Related"). The general partner of Related is The Related Realty Group, Inc., of which Stephen M. Ross is president, director and a stockholder. The General Partners manage and control the affairs of the Partnership directly and engage other affiliates of Related to assist them in connection herewith.

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

Related Advantaged Residential Associates Inc.
----------------------------------------------

Related Advantaged Residential Associates Inc. was incorporated in Delaware on January 25, 1985. The directors and executive officers of the Related General Partner are as follows:

STEPHEN M. ROSS, 61, is president, director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a bachelor of science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a master of laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 46, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a bachelor of arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980, was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a bachelor of arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a master of laws degree in taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

GLENN F. HOPPS, 38, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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


At March 25, 2001, security ownership by the General Partners and their affiliates is as listed:

                                                                  Percentage of
                                                                   Outstanding
                               Name of                           General Partner
Title of Class        Beneficial Ownership         Amount             Interest
--------------        --------------------         ------     -----------------

General Partnership   Related Advantaged
Interest in the       Residential                       $16            33.0%
Partnership           Associates Inc.

General Partnership   Related and Cambridge
Interest in the       Associates Limited Partnership      4            67.0%
                                                                     ------
Partnership
                                                                      100.0%


Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

Related and Cambridge Associates is a special limited partner of each Local Partnership, with a 1% interest in profits, losses and distributions from such Local Partnerships. As discussed in Item 1, above, Related and Cambridge Associates has been admitted to the Local Partnerships for the purpose of monitoring the Local Partnerships and exercising certain rights under the Local Partnership Agreements on behalf of the Partnership. Related and Cambridge Associates, an affiliate of the Related General Partner, is also the general partner of four of the Local Partnerships.

Related Service Group, an affiliate of the Related General Partner, provided property management services to three Local Partnerships through July 1997, for which it was paid its usual and customary management fees, aggregating approximately $168,000 and during the 1997 Fiscal Year. Commencing August 1, 1997 the properties have been managed by Related Management Company, another affiliate of the Related General Partner, and were paid approximately $175,287, $322,000 and $311,000 during the 2000, 1999 and 1998 Fiscal Years, respectively.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                   Sequential
                                                                                                        Page
                                                                                                  ---------------

(a) 1.   Financial Statements


         Independent Auditors' Report                                                                  18

         Consolidated Balance Sheets at March 25, 2001 and 2000                                        42

         Consolidated Statements of Operations for the Years Ended March 25, 2001, 2000 and 1999       43

         Consolidated Statements of Changes in Partners' Deficit for the Years Ended
         March 25, 2001 2000 and 1999                                                                  44

         Consolidated Statements of Cash Flows for the Years Ended March 25, 2001, 2000 and 1999       45

         Notes to Consolidated Financial Statements                                                    47

         The financial statements of the Local Partnerships are not included separately herein

(a) 2.   Financial Statements Schedules

         Independent Auditors' Report on Financial Statement Schedules                                 66

         Schedule III - Real Estate and Accumulated Depreciation                                       68

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

(a) 3.   Exhibits

(3A)     Form of Amended and Restated Agreement and Certificate of Limited Partnership of the Registrant**

(3B)     Amended  Certificate of Limited  Partnership of the Registrant,  as filed with the Secretary of State of the State of Delaware**

(10A)    Form of Escrow Agreement**

(22)     Subsidiaries of the Registrant                                                                 67

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


             CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
                                  (Registrant)



                                    By: RELATED ADVANTAGED RESIDENTIAL
                                        ASSOCIATES INC.,
                                        a General Partner

Dated:

                                        By: _________________________
                                            Alan P. Hirmes,
                                            President


                                    By: RELATED AND CAMBRIDGE ASSOCIATES,
                                        LIMITED PARTNERSHIP,
                                        a General Partner


                                        By: Related Advantaged Residential
                                            Associates Inc.,
                                            its General Partner


Dated:

                                            By:  _________________________
                                                 Alan P. Hirmes,
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated.


   Signature                           Title                Date
   ---------                           -----                ----



                             President (principal executive
____________________         and financial officer) of Related Advantaged
Alan P. Hirmes               Residential Associates, Inc.


                             Treasurer (principal  accounting officer)
____________________         of Related Advantaged Residential
Glenn F. Hopps               Associates, Inc.



____________________         Director of Related Advantaged
Stephen M. Ross              Residential Associates, Inc.

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

Dated:  June 5, 2001

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


Dated:  June 5, 2001

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


      Signature                           Title                    Date
   ---------                           -----                       ----



                             President (principal executive       June 5, 2001
/s/ Alan P. Hirmes           and financial officer) of Related Advantaged
------------------
Alan P. Hirmes               Residential Associates, Inc.


                         Treasurer (principal  accounting officer) June 5, 2001
/s/ Glenn F. Hopps       of Related Advantaged Residential
------------------       Associates
Glenn F. Hopps



/s/ Stephen M. Ross      Director of Related Advantaged            June 5, 2001
-------------------      Residential Associates, Inc.
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Cambridge Advantaged Properties II
Limited Partnership and Subsidiaries

In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties II Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated June 5, 2001 on pages 18 and 19, which is based in part on the reports of other auditors, we have also audited supporting Schedule III at March 25, 2001. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), this consolidated schedule presents fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.

As discussed in Note 12, the auditors of one subsidiary partnership have modified their report due to the uncertainty of the subsidiary partnership's ability to continue as a going concern. This subsidiary partnership's loss aggregated $236,278, $306,986 and $1,035,345 for the 2000, 1999 and 1998 Fiscal
Years, respectively, and their assets constituted 34% and 26% of the Partnership's assets at March 25, 2001 and 2000, respectively. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 5, 2001

                                   Exhibit 22
                                   ----------


Subsidiaries of Registrant                                 State of Organization
--------------------------                                 ---------------------

Triangle/Oaks Limited Partnership                                      MA
Sheridan Square Associates of Lawton                                   OK
The Harbours Associates                                                VA
Westwind II Associates                                                 VA
Suncreek-268, Ltd.                                                     OR





                           CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP AND SUBSIDIARIES
                                                         SCHEDULE III
                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          Partnership Property Pledged as Collateral
                                                        MARCH 25, 2001




                                                     Initial Cost to Partnership       Cost Capitalized
                                                     --------------------------         Subsequent to
                                                                      Buildings and      Acqusition:
Subsidiary Partnership's Residential     Property         Land        Improvements      Improvements
------------------------------------     ---------         ----        ------------      ------------

(2) Triangle/Oaks Limited Partnership     $19,370,000   $ 1,412,511   $ 17,812,831     $ 4,964,469
(4) Sheridan Square Associates of Lawton   7,584,037      1,093,520      8,228,192         486,156
(5) Apple Creek Associates of Denton, Ltd (j)      0        398,000    8,517,595        (8,915,595)
(5) Galveston-Stewart's Landing, Ltd (a)(g)        0      1,112,405    6,462,225         (7,574,630)
(2) Players Club at Fort Myers, Ltd (h)            0      3,204,124   10,013,904        (13,218,028)
(2) Suntree at Fort Myers, Ltd (h)                 0      2,098,029    8,748,887        (10,846,916)
(3) Woodridge, Ltd (k)                             0      1,368,929    7,072,779         (8,441,708)
(6) The Harbours Associates               12,491,996      1,449,985   15,323,441           (255,982)
(6) Westwind II Associates                 4,350,642        322,817    4,919,687             750,207
(3) Brookwood Apartments L.P. (i)                  0        368,827    6,803,294          (7,172,121)
(1) Suncreek-268, Ltd                      6,600,000           0 (b)   9,170,112           4,559,485
(1) McAdam Park-336, Ltd (f)                      0            0 (e)   11,027,615        (11,027,615)
                                     ---------------   -------------    -----------       ----------
                                      $50,396,675       $12,829,147    $114,100,562     $(56,692,278)
                                       ==========        ==========     ===========       ===========


                                                                                                                       Life on which
                                                                                                                     Depreciation in
                                               Gross  Amount at which Carried At Close of Period
                                               -------------------------------------------------
                                                       Buildings and              Accumulated     Year of      Date   Statement is
Subsidiary Partnership's Residential Property   Land    Improvements     Total    Depreciation  Construction Acquired Computed(c)(d)
--------------------------------------------    ----    ------------     -----     ------------   ----------  --------  ----------
(2) Triangle/Oaks Limited Partnership     $ 1,882,423 $  22,307,388 $ 24,189,811  $  9,483,001      (c)         9/85     40 Years
(4) Sheridan Square Associates of Lawton    1,093,520     8,714,348    9,807,868     4,627,739      (c)        10/85     30 Years
(5) Apple Creek Associates of Denton, Ltd (j)      0            0            0               0      (c)        10/85     30 Years
(5) Galveston-Stewart's Landing, Ltd (a)(g)        0            0            0               0      (c)        10/85  15-30 Years
(2) Players Club at Fort Myers, Ltd (h)            0            0            0               0      (c)        10/85   27.5 Years
(2) Suntree at Fort Myers, Ltd (h)                 0            0            0               0      (c)        10/85     30 Years
(3) Woodridge, Ltd (k)                             0            0            0               0      (c)        10/85   10-30 Years
(6) The Harbours Associates                1,449,985   15,067,459   16,517,444       8,003,627      (c)        11/85      30 Years
(6) Westwind II Associates                   322,817    5,669,894    5,992,711       3,041,808      (c)        12/85      30 Years
(3) Brookwood Apartments L.P. (i)                  0            0            0               0      (c)        12/85     30 Years
(1) Suncreek-268, Ltd                   2,000,000 (b)   11,729,597   13,729,597      6,743,019      (c)        12/85   27.5 Years
(1) McAdam Park-336, Ltd (f)                    0 (e)            0           0               0      (c)         12/85  27.5 Years
                                       -------------   ------------   ------------  -------------

                                        $ 6,748,745   $  63,488,686   $  70,237,431  $31,899,194
                                        ==========    ============     ============   ==========


(a) The total loss on impairment of assets in the amount of $1,116,378 is included in Costs Capitalized Subsequent to Acquisition. See Note 4 in Item 8, Financial Statements and Supplementary Data.
(b) Property was subject to a 99 year land lease expiring 2084. In connection with ) primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(d) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(e) Land was leased from the former general partner. During December 1991, the bankruptcy court approved the termination of said lease and transfer of title of the property to McAdam Park-336.

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

(i) On March 24, 2000, the property and the related assets and liabilities of Brookwood were sold to an unaffiliated third party purchaser. (See Note 10 in Item 8. Financial Statements and Supplemental Data).

(j) On July 28, 2000, the property and the related assets and liabilities of Apple Creek were sold to an unaffiliated third party purchaser (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(k) On December 29, 2000, the property and the related assets and liabilities of Woodridge were sold to an unaffiliated third party purchaser (see Note 10 in Item 8. Financial Statements and Supplemental Data).

Geographic Locations:
---------------------

 (1) California, (2) Florida, (3) Kansas, (4) Oklahoma, (5) Texas, (6) Virginia.




                                      Cost  of  Property  and Equipment                           Accumulated Deprecitaion
                                    --------------------------------------                 --------------------------------------
                                                                          Year Ended March 25,
                                                                          --------------------
                                   2001               2000             1999               2001               2000             1999
                                   ----               ----             ----               ----               ----             ----



Balance at beginning of period   $95,133,849      $114,625,937      $114,541,061      $42,200,224       $46,716,125      $43,665,440
Additions during period:
  Improvements                        16,504           228,071            84,876
  Depreciation expense                                                                  1,666,319         2,723,439        3,050,685
Reductions during period:
  Dispositions                   (24,912,922)      (19,720,159)                  0    (11,967,349)       (7,239,340)               0
                                 -----------       -----------       -------------    -----------        ----------     ------------
Balance at end of period         $70,237,431      $ 95,133,849      $114,625,937      $31,899,194       $42,200,224      $46,716,125
                                  ==========       ===========       ===========       ==========        ==========       ==========

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