Form 10-Q
period 2001-06-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 2001-07-18
CIK 771996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-14941


                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
                        ----------------------------------
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
                                   (Unaudited)

                                                  ==========        ==========
                                                   JUNE 25,         MARCH 25,
                                                     2001              2001
                                                  ----------        ----------
ASSETS
Property and equipment held
  for sale - net of accumulated
  depreciation of $31,864,508 and
  $31,899,194, respectively                      $38,424,278       $38,338,237
Cash and cash equivalents                          2,438,836         2,068,675
Cash - restricted for tenants'
  security deposits                                  332,507           290,573
Mortgage escrow deposits                           1,368,429         1,300,124
Deferred costs, net of accumulated
  amortization of  $354,657 and
  $907,014, respectively                             810,065           823,935
Prepaid expenses and other assets                    807,991           816,453
                                                  ----------        ----------
Total assets                                     $44,182,106       $43,637,997
                                                  ==========        ==========

                                                 ===========       ===========
                                                   JUNE 25,         MARCH 25,
                                                     2001              2001
                                                 -----------       -----------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities

Mortgage notes payable                           $50,300,179       $50,396,675
Accounts payable, accrued
  expenses and other liabilities                   4,342,967         3,682,893
Tenants' security deposits payable                   332,507           290,573
Due to general partners of
  subsidiaries and their affiliates                  527,589           527,589
Due to general partners and
  affiliates                                       4,607,652         4,648,852
                                                 -----------       -----------
Total liabilities                                 60,110,894        59,546,582
                                                 -----------       -----------

Minority interest                                  3,657,870         3,771,395
                                                 -----------       -----------
Commitments and contingencies
  (Note 4)

Partners' deficit:
  Limited partners                               (19,073,245)      (19,165,633)
  General partners                                  (513,413)         (514,347)
                                                 -----------       -----------
Total partners' deficit                          (19,586,658)      (19,679,980)
                                                 -----------       -----------
Total liabilities and partners'
  deficit                                        $44,182,106       $43,637,997
                                                 ===========       ===========

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     =========================
                                                         THREE MONTHS ENDED
                                                               JUNE 25,
                                                     -------------------------
                                                         2001          2000
                                                     -------------------------
Revenues

Rentals, net                                         $2,652,044     $3,532,702
Other                                                   111,901        130,907
(Loss) gain on sale of property (Note 3)                (65,015)     2,951,106
                                                     ----------     ----------

Total revenues                                        2,698,930      6,614,715
                                                     ----------     ----------

Expenses

Administrative and management                           539,766        758,019
Administrative and management-
  related parties (Note 2)                              239,377        258,267
Operating                                               171,255        228,802
Repairs and maintenance                                 428,857        414,130
Taxes and insurance                                     255,518        353,265
Interest                                                953,127      1,415,827
Depreciation and amortization                            18,870        513,212
                                                     ----------     ----------

Total expenses                                        2,606,770      3,941,522
                                                     ----------     ----------

Income before minority interest                          92,160      2,673,193
Minority interest in loss (income)
  of subsidiaries                                         1,162        (12,765)
                                                     ----------     ----------

Net income                                           $   93,322     $2,660,428
                                                     ==========     ==========

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                            ===================================================
                                                LIMITED           GENERAL
                               TOTAL            PARTNERS          PARTNERS
                            ---------------------------------------------------
Balance-
  March 26, 2001            $(19,679,980)       $(19,165,633)      $  (514,347)

Net income - three
  months ended

  June 25, 2001                   93,322              92,388               934
                            ------------        ------------       ------------

Balance-
  June 25, 2001             $(19,586,658)       $(19,073,245)      $  (513,413)
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

                                                  ============================
                                                       THREE MONTHS ENDED
                                                              JUNE 25,
                                                  ----------------------------
                                                      2001            2000
                                                  ----------------------------
Cash flows from operating activities:

Net income                                        $   93,322       $ 2,660,428
                                                  ----------       -----------
Adjustments to reconcile net income
  to net cash provided
  by (used in) operating activities:
Loss (gain) on sale of properties                     65,015        (2,951,106)
Depreciation and amortization                         18,870           513,212
Minority interest in (loss) income
  of subsidiaries                                     (1,162)           12,765
(Increase) decrease in cash-restricted
  for tenants' security deposits                     (41,934)           25,043
Increase in mortgage

  escrow deposits                                    (63,357)         (139,863)
Increase in prepaid

  expenses and other assets                          (56,553)          (24,690)
Increase in accounts
  payable, accrued expenses and
  other liabilities                                  697,490           213,091
Increase (decrease) in tenants'
  security deposits payable                           41,934            (3,598)
Decrease in due to general
  partners and affiliates                            (41,200)       (1,600,453)
                                                  ----------       -----------

Total adjustments                                    619,103       (3,955,599)
                                                  ----------       -----------

Net cash provided by (used in)
  operating activities                               712,425        (1,295,171)
                                                  ----------       -----------

                                                  ============================
                                                       THREE MONTHS ENDED
                                                              JUNE 25,
                                                  ----------------------------
                                                      2001            2000
                                                  ----------------------------
Cash flows from investing activities:

Net proceeds from the sale of property                     0         1,638,742
Increase in mortgage reserve deposits                 (4,948)           (1,728)
Acquisitions of property and
  equipment                                         (123,457)             (793)
                                                  ----------       -----------

Net cash (used in) provided by
  investing activities                              (128,405)        1,636,221
                                                  ----------       -----------

Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                      (96,496)         (336,320)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                 (112,363)         (107,505)
Increase in deferred costs                            (5,000)                0
                                                  ----------       -----------

Net cash used in financing
  activities                                        (213,859)         (443,825)
                                                  ----------       -----------

Net increase (decrease) in cash and
  cash equivalents                                   370,161          (102,775)
Cash and cash equivalents-
  beginning of period                              2,068,675         1,504,490
                                                  ----------       -----------
Cash and cash equivalents-
  end of period                                   $2,438,836        $1,401,715
                                                  ==========       ===========

                                                  ============================
                                                       THREE MONTHS ENDED
                                                              JUNE 25,
                                                  ----------------------------
                                                      2001            2000
                                                  ----------------------------
Supplemental disclosure of
  non cash investing and
  financing activities:

Write-off of fully
  amortized deferred costs                        $  571,227       $         0
Reclassification of property

  and equipment to accounts payable                   37,416                 0

Summarized below are the components
  of the gain on sale of property:

Decrease in property and equipment,
  net of accumulated depreciation                          0         3,989,796
Decrease in mortgage escrow deposits                       0            98,245
Decrease in deferred costs                                 0            51,469
Decrease in prepaid expenses and
  other assets                                        64,390            16,271
Decrease in tenants' security deposits
  payable                                                  0           (21,445)
Decrease in mortgage notes payable                         0        (5,378,679)
Decrease in due to general partners
  and affiliates                                        (625)          (68,018)

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 25, 2001 and 2000 include the accounts of Cambridge Advantaged Properties II Limited Partnership (the "Partnership") and five and eight subsidiary partnerships, respectively ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three months ended June 25, 2001 and 2000, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2001. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 2001 and the results of operations and cash flows for the three months ended June 25, 2001 and 2000, respectively. However, the operating results for the three months ended June 25, 2001 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2001 Annual Report on Form 10-K.

Note 2 - Related Party Transactions

One of the General Partners of the Partnership, Related and Cambridge Associates Limited Partnership ("Related and Cambridge Associates"), has a 1% interest as a special limited partner in each of the subsidiary partnerships.

Fees incurred to related parties for the three months ended June 25, 2001 and 2000 were as follows:

                                                      ========================
                                                         THREE MONTHS ENDED
                                                               JUNE 25,
                                                      ------------------------
                                                         2001           2000
                                                      ------------------------
Partnership management fees (a)                       $  93,750       $128,750
Expense reimbursement (b)                                18,790         22,084
Property management fees incurred
  to affiliates of the General Partners (c)              58,280         41,270
Local administrative fee (d)                              1,250          2,000
                                                      ---------       --------
Total general and administrative-
  General Partners                                      172,070        194,104
                                                      ---------       --------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                                   67,307         64,163
                                                      ---------       --------
Total general and administrative-
  related parties                                     $ 239,377       $258,267
                                                      =========       ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and their affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $3,547,000 and $3,466,000 were accrued and unpaid as of June 25, 2001 and March 25, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so.

(b) An affiliate of Related Advantaged Residential Associates, Inc. (the "Related General Partner") performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $40,000 and $134,000 were accrued and unpaid as of June 25, 2001 and March 25, 2001, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $142,822 and $177,526 for the three months ended June 25, 2001 and 2000, respectively. Of these fees $125,587 and $105,433, respectively, were incurred to affiliates of the Local General Partners. Of such amounts incurred to affiliates of the Local General Partners, $58,270 and $41,270, respectively, were incurred to affiliates of the General Partners.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Sale of Properties

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. As of June 25, 2001, the Partnership has disposed of nine of its twelve original investments. Subsequently on June 29, 2001, Suncreek - 268 Ltd. was sold. Two additional investments are listed for sale and the General Partners anticipate that these remaining investments will be disposed of by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnership and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

INFORMATION REGARDING DISPOSITION

BROOKWOOD APARTMENTS, L.P. ("BROOKWOOD")

On March 24, 2000, the property and related assets and liabilities of Brookwood were sold to an unaffiliated third party for $7,300,000 inclusive of the mortgage assumption, resulting in a gain of approximately $2,950,000.

SHERIDAN SQUARE ASSOCIATES OF LAWTON ("SHERIDAN")

On May 8, 2001, the Partnership's limited partnership interest was assigned to an unaffiliated third party purchaser for $10, resulting in a gain of approximately $5,300,000 which will be reported in the September 25, 2001 10-Q.

TRIANGLE/OAKS LIMITED PARTNERSHIP ("TRIANGLE/OAKS")

On May 23, 2001, the property and the related assets and liabilities of Triangle/Oaks were sold to an unaffiliated third party purchaser for a price of $20,476,000, resulting in a gain of approximately $5,200,000 which will be reported in the September 25, 2001 10-Q. Triangle/Oaks has a filed a claim with their insurance company for $4,300,000 with respect to termite damage. No assurance can be given that the claim will be settled favorably.

The loss on sale of property for the three months ended June 25, 2001, consists of additional expenses in connection with the sale of property.

Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2001.

Note 5 - Subsequent Event

SUNCREEK - 268 LTD. ("SUNCREEK")

On June 29, 2001, the property and related assets and liabilities of Suncreek were sold to an unaffiliated third party purchaser for a price of $13,669,000, resulting in a gain of approximately $5,800,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds are the cash distributions from operations and cash distributions from sales of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. Cash distributions received from the Local Partnerships to date have been sufficient to meet all current operating expenses other than the payment of fees to the General Partner. During the three months ended June 25, 2001 and 2000, such distributions amounted to approximately $187,000 and $1,825,000, respectively. However, the Related General Partner advanced funds in prior years to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approximately $1,015,000 at both June 25, 2001 and March 25, 2001, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,587,000 and $3,600,000 were accrued and unpaid as of June 25, 2001 and March 25, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so.

During the three months ended June 25, 2001, cash and cash equivalents of the Partnership and its consolidated subsidiaries increased approximately $370,000. This increase was attributable to cash flow provided by operating activities ($712,000) which exceeded a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($112,000), acquisition of property and equipment ($123,000), principal payments of mortgage notes payable ($96,000), an increase in mortgage reserve deposits ($5,000) and an increase in deferred cost ($5,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities is loss on sale of properties ($65,000) and depreciation and amortization ($19,000).

For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties the portfolio is not diversified by the location of the properties around the United States. The Partnership has two properties remaining located in one state and therefore the Partnership may not be protected against a general downturn in the national economy.

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 25, 2001 and 2000, excluding Apple Creek and Woodridge which sold their respective properties and related assets and liabilities (collectively the "Sold Assets").

The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income decreased approximately 25% for the three months ended June 25, 2001 as compared to 2000. Excluding the Sold Assets, rental income increased approximately 8% for the three months ended June 25, 2001 as compared to 2000, primarily due to rental rate increases.

Other income decreased approximately 15% for the three months ended June 25, 2001 compared to 2000. Excluding the sold assets, other income increased approximately 20% for the three months ended June 25, 2001, primarily due to higher cash and cash equivalent balances at the Partnership level.

Total expenses, excluding the operations for the Sold Assets and repairs and maintenance, remained fairly consistent with a decrease of 1% for the three months ended June 25, 2001 as compared to 2000.

Repairs and maintenance increased approximately $15,000 for the three months ended June 25, 2001 as compared to 2000. Excluding the sold assets, repairs and maintenance increased approximately $116,000, primarily due to balcony repairs, exterior painting and replacement of windows at one Local Partnership.

Administration and management, operating, taxes and insurance and interest decreased approximately $218,000, $58,000, $98,000 and $463,000, respectively, for the three months ended June 25, 2001 as compared to 2000, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, administration and management, operating, taxes and insurance and interest increased (decreased) approximately ($6,000), $11,000, $11,000 and ($11,000), respectively.

Depreciation and amortization decreased approximately $494,000 for the three months ended June 25, 2001 as compared to 2000, primarily due to all the properties being classified as assets held for sale at March 25, 2001 and not being depreciated anymore.

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

Date:  July 18, 2001

                        By:  /s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes,
                             President
                             (principal executive and financial officer)

Date:  July 18, 2001

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

Date:  July 18, 2001

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Senior Vice President
                                 (principal executive and
                                 financial officer)

Date:  July 18, 2001

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)