Form 10-Q
period 2001-09-25
CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED PARTNERSHIP
filed 2001-10-17
CIK 771996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
---- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
----

                         Commission File Number 0-14941


                              CAMBRIDGE ADVANTAGED
                        PROPERTIES II LIMITED PARTNERSHIP
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         13-3330195
---------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                              10022
----------------------------------------                         ------------
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
                                   (Unaudited)

                                             ================= =================
                                                SEPTEMBER 25,       MARCH 25,
                                                   2001              2001
                                             ----------------- -----------------
ASSETS
Property and equipment held
  for sale - net of accumulated
  depreciation of $11,045,433 and
  $31,899,194, respectively                      $11,464,722       $38,338,237
Cash and cash equivalents                          4,097,170         2,068,675
Cash - restricted for tenants'
  security deposits                                  105,300           290,573
Mortgage escrow deposits                             711,503         1,300,124
Deferred costs, net of accumulated
  amortization of  $117,610 and
  $907,014, respectively                             495,082           823,935
Prepaid expenses and other assets                    770,956           816,453
                                                 -----------       -----------
Total assets                                     $17,644,733       $43,637,997
                                                 ===========       ===========



                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                             ================= =================
                                                SEPTEMBER 25,       MARCH 25,
                                                   2001              2001
                                             ----------------- -----------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                         $16,678,458       $50,396,675
  Accounts payable, accrued
   expenses and other liabilities                    254,134         3,682,893
  Tenants' security deposits payable                 105,300           290,573
  Due to general partners of
  subsidiaries and their affiliates                  440,585           527,589
  Due to general partners and
   affiliates                                      4,697,736         4,648,852
                                                 -----------       -----------
Total liabilities                                 22,176,213        59,546,582
                                                 -----------       -----------

Minority interest                                  1,586,295         3,771,395
                                                 -----------       -----------
Commitments and contingencies
  (Note 4)
  Partners' deficit:
  Limited partners                                (5,739,050)      (19,165,633)
  General partners                                  (378,725)         (514,347)
                                                 -----------       -----------
Total partners' deficit                           (6,117,775)      (19,679,980)
                                                 -----------       -----------
Total liabilities and partners'
  deficit                                        $17,644,733       $43,637,997
                                                 ===========       ===========

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                     ===========================   ===========================
                          THREE MONTHS ENDED              SIX MONTHS ENDED
                              SEPTEMBER 25,                 SEPTEMBER 25,
                          2001           2000           2001           2000
                     ---------------------------   ---------------------------
Revenues

Rentals, net         $  2,155,690   $  3,400,537   $  4,807,734   $  6,933,239
Other                     166,421        208,166        278,322        339,073
Gain on sale of
  property (Note 3)    17,205,619              0     17,140,604      2,951,106
                     ------------   ------------   ------------   ------------
Total revenues         19,527,730      3,608,703     22,226,660     10,223,418
                     ------------   ------------   ------------   ------------

Expenses
Administrative and
  management              494,105        717,089      1,033,871      1,475,108
Administrative and
  management-
  related parties
  (Note 2)                226,208        231,099        465,585        489,366
Operating                 113,845        178,659        285,100        407,461
Repairs and
  maintenance             529,501        679,999        958,358      1,094,129
Taxes and insurance       172,011        324,862        427,529        678,127
Interest                  765,124      1,354,452      1,718,251      2,770,279
Depreciation and
  amortization            230,178        516,198        249,048      1,029,410
                     ------------   ------------   ------------   ------------
Total expenses          2,530,972      4,002,358      5,137,742      7,943,880
                     ------------   ------------   ------------   ------------
Income (loss) before
  minority interest    16,996,758       (393,655)    17,088,918      2,279,538
Minority interest
  in (income) loss of
  subsidiaries         (3,527,875)         4,284     (3,526,713)        (8,481)
                     ------------   ------------   ------------   ------------
Net income (loss)     $13,468,883  $    (389,371)   $13,562,205   $  2,271,057
                     ============  ==============   ===========   ============

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                             =================================================
                                                  LIMITED         GENERAL
                                  TOTAL           PARTNERS        PARTNERS
                             -------------------------------------------------
Balance-
  March 26, 2001              $(19,679,980)       $(19,165,633)      $(514,347)

Net income - six
  months ended
  September 25, 2001            13,562,205          13,426,583         135,622
                             -------------       -------------       ---------

Balance-
  September 25, 2001         $  (6,117,775)      $  (5,739,050)      $(378,725)
                             =============       =============       =========

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                ==============================
                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 25,
                                                ------------------------------
                                                    2001              2000
                                                ------------------------------
Cash flows from operating activities:

Net income                                      $ 13,562,205     $   2,271,057
                                                ------------     -------------
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Gain on sale of property                         (17,140,604)       (2,951,106)
Depreciation and amortization                        249,048         1,029,410
Minority interest in income
  of subsidiaries                                  3,526,713             8,481
(Increase) decrease in cash-restricted
  for tenants' security deposits                    (101,054)           26,173
Increase in mortgage escrow deposits                (106,997)         (328,467)
Increase in prepaid
  expenses and other assets                          (19,904)         (706,374)
Increase in accounts payable,
   accrued expenses and
  other liabilities                                  456,860         1,595,597
Increase (decrease) in tenants'
  security deposits payable                           15,899            (4,728)
Decrease in due to general partners
  of subsidiaries and their affiliates               (73,581)          (34,952)
Increase (decrease) in due to
  general partners and affiliates                     48,259        (1,493,999)
                                                ------------     -------------
Total adjustments                                (13,145,361)       (2,859,965)
                                                ------------     -------------
Net cash provided by (used in)
  operating activities                               416,844          (588,908)
                                                ------------     -------------

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                               -------------------------------
                                                      SIX MONTHS ENDED
                                                          SEPTEMBER 25,
                                               -------------------------------
                                                    2001               2000
                                               -------------------------------
Cash flows from investing activities:

Net proceeds from the sale of
  property                                        33,479,297         1,638,742
Decrease (increase) in mortgage
  escrow deposits - replacement
  reserves                                            44,734           (63,816)
Acquisition of property and
  equipment                                          (30,387)          (69,958)
                                               -------------     -------------
Net cash provided by investing
  activities                                      33,493,644         1,504,968
                                               -------------     -------------
Cash flows from financing activities:

Principal payments of mortgage
  notes payable                                  (26,170,180)         (456,412)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest               (5,711,813)         (198,010)
                                               -------------     -------------
Net cash used in financing activities            (31,881,993)         (654,422)
                                               -------------     -------------
Net increase in cash and cash
  equivalents                                      2,028,495           261,638
Cash and cash equivalents-
  beginning of period                              2,068,675         1,504,490
                                               -------------     -------------
Cash and cash equivalents-
  end of period                                $   4,097,170     $   1,766,128
                                               =============     =============

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                               -------------------------------
                                                      SIX MONTHS ENDED
                                                          SEPTEMBER 25,
                                               -------------------------------
                                                    2001               2000
                                               -------------------------------
Supplemental disclosure of non cash
 activities:

Summarized below are the components
 of the gain on sale of property:

Decrease in property and equipment,
  net of accumulated depreciation                $26,903,902        $4,006,580
Decrease in tenants security deposits                286,327                 0
Decrease in mortgage escrow deposits                 650,884            98,245
Decrease in deferred costs                            79,805            51,469
Decrease in accounts payable, accrued
  expenses and other liabilities                  (3,885,619)          (84,805)
Decrease in prepaid expenses and
  other assets                                        65,401            16,271
Decrease in tenants' security deposits
  payable                                           (201,172)          (21,445)
Decrease in mortgage notes payable                (7,548,037)       (5,378,679)
Increase in due to general partners
  and affiliates                                         625                 0
Decrease in due to general partners
  of subsidiaries and their affiliates               (13,423)                0

See Accompanying Notes to Consolidated Financial Statements.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 25, 2001 and 2000, include the accounts of Cambridge Advantaged Properties II Limited Partnership (the "Partnership") and five and eight subsidiary partnerships, respectively ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98% in each of the subsidiary partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,565,000 and $1,000 and $3,565,000 and $1,000 for the three and six months ended September 25, 2001 and 2000, respectively. In

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)

consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2001. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 2001, the results of operations for the three and six months ended September 25, 2001 and 2000 and cash flows for the six months ended September 25, 2001 and 2000, respectively. However, the operating results for the six months ended September 25, 2001 may not be indicative of the results for the year.

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

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)

Fees incurred to related parties for the three and six months ended September 25, 2001 and 2000 were as follows:


                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                SEPTEMBER 25,                SEPTEMBER 25,
                         -----------------------       -----------------------
                            2001          2000          2001            2000
                         -----------------------       -----------------------
Partnership manage-
  ment fees (a)         $  93,750      $  86,750       $187,500       $215,500
Expense reimburse-
  ment (b)                 37,680         35,331         56,470         57,415
Property manage-
  ment fees incurred
  to affiliates of
  the General
  Partners (c)             25,623         43,274         83,903         84,544
Local administra-
  tive fee (d)              1,250          2,000          2,500          4,000
                         --------       --------       --------       --------
Total general and
  administrative-
  General Partners        158,303        167,355        330,373        361,459
                         --------       --------       --------       --------
Property manage-
  ment fees
  incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)             67,905         63,744        135,212        127,907
                         --------       --------       --------       --------
Total general and
  administrative-
  related parties        $226,208       $231,099       $465,585       $489,366
                         ========       ========       ========       ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $3,629,000 and $3,466,000 were accrued and unpaid as of September 25, 2001 and March 25, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)

(b) An affiliate of Related Advantaged Residential Associates, Inc. (the "Related General Partner") performs services for the Partnership which include, but are not limited to: accounting and financing management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $44,000 and $134,000 were accrued and unpaid as of September 25, 2001 and March 25, 2001, respectively.

(c) Property management fees paid by subsidiary partnerships amounted to $104,904 and $166,984 and $247,726 and $344,510 for the three and six months ended September 25, 2001 and 2000, respectively. Of these fees $93,528 and $107,018 and $219,115 and $212,451 were incurred to affiliates of the Local General Partners. Of such amounts incurred to affiliates of the Local General Partners, $25,623 and $43,274 and $83,903 and $84,544 were also incurred to affiliates of the General Partners.

(d) Related and Cambridge Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Sale of Properties

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. As of September 25, 2001, the Partnership has disposed of ten of its twelve original investments. The final two investments are listed for sale and the General Partners anticipate that these remaining investments will be disposed of by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)

Partnership and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

INFORMATION REGARDING DISPOSITION

SHERIDAN SQUARE ASSOCIATES OF LAWTON ("SHERIDAN")
On May 31, 2001, the Partnership assigned its limited partnership interest in Sheridan to an unaffiliated third party purchaser for $10, resulting in a gain of approximately $5,502,000.

TRIANGLE/OAKS LIMITED PARTNERSHIP ("TRIANGLE/OAKS")
On May 23, 2001, the property and the related assets and liabilities of Triangle/Oaks were sold to an unaffiliated third party purchaser for a price of $20,476,000, resulting in a gain of approximately $5,626,000. The Local Partnership has filed a claim with their insurance company for $4,300,000 with respect to termite damage. The claim was rejected by the insurance company and a counter claim was filed. The Local Partnership intends to vigorously pursue their claim against the insurance company. No assurance can be given that the claim will be settled favorably.

SUNCREEK - 268 LTD. ("SUNCREEK")
On June 29, 2001, the property and related assets and liabilities of Suncreek were sold to an unaffiliated third party purchaser for a price of $13,669,000, resulting in a gain of approximately $6,062,000.

THE HARBOURS ASSOCIATES ("HARBOURS")
On August 6, 2001, Harbours entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a price of $19,100,000. The closing is expected to occur in November 2001. No assurances can be given that the sale will actually occur.

                   CAMBRIDGE ADVANTAGED PROPERTIES II LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)

WESTWIND II ASSOCIATES ("WESTWIND")
On August 6, 2001, the Partnership entered into a purchase and sale agreement to sell the limited partnership interest to the Local General Partner for a price of $1,378,808. The closing is expected to occur in November 2001. No assurances can be given that the closing will actually occur.

Note 4 - Commitments and Contingencies

Except as described in Note 3, there were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds are the cash distributions from operations and cash distributions from sales of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. Cash distributions received from the Local Partnerships to date have been sufficient to meet all current operating expenses other than the payment of fees to the General Partners. During the six months ended September 25, 2001 and 2000, such distributions amounted to approximately $1,784,000 and $2,055,000, respectively. However, the Related General Partner advanced funds in prior years to meet the Partnership's third party obligations with remaining unpaid balances due to the Related General Partner totaling approximately $1,020,000 and $1,015,000 at September 25, 2001 and March 25, 2001, respectively. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,673,000 and $3,600,000 were accrued and unpaid as of September 25, 2001 and March 25, 2001, respectively. Without the General Partners' continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in the position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but they are under no obligation to do so.

During the six months ended September 25, 2001, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $2,028,000. This increase was attributable to the net proceeds from the sale of properties ($33,479,000), cash flow provided by operating activities ($417,000) and a decrease in mortgage reserve deposits ($45,000) which exceeded a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($5,712,000), principal payments of mortgage notes payable ($26,170,000) and acquisition of property and equipment ($30,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities is gain on sale of properties ($17,141,000) and amortization ($249,000).

For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has two properties remaining located in one state and therefore the Partnership may not be protected against a general downturn in the national economy.

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 25, 2001 and 2000, excluding AppleCreek, Woodridge, Triangle/Oaks and Suncreek which sold their respective properties and the related assets and liabilities and Sheridan in which the Partnership sold its limited partnership interest (collectively the "Sold Assets").

Rental income decreased approximately 37% and 31% for the three and six months ended September 25, 2001 as compared to 2000. Excluding the Sold Assets, rental income increased approximately 5% and 4% for the three and six months ended September 25, 2001 as compared to 2000, primarily due to rental rate increases.

Other income decreased approximately $42,000 and increased approximately $61,000 for the three and six months ended September 25, 2001 as compared to 2000. Excluding the sold assets, other income increased approximately $17,000 and $35,000, primarily due to higher cash and cash equivalent balances at the Partnership level earning interest.

Total expenses, excluding the operations for the Sold Assets and the categories of operating and repairs and maintenance remained fairly consistent with increases of approximately 4% and less than 1% for the three and six months ended September 25, 2001 as compared to 2000.

Operating expense decreased approximately $65,000 and $122,000 for the three and six months ended September 25, 2001 as compared to 2000. Excluding the Sold Assets, operating expenses increased approximately $2,000 and $21,000, due to a increase in water and gas usage at one Local Partnership.

Repairs and maintenance decreased approximately $150,000 and $136,000 for the three and six months ended September 25, 2001 as compared to 2000. Excluding the Sold Assets, repairs and maintenance decreased approximately $56,000 and $77,000, primarily due to repairs on building exteriors, concrete work, common area painting and rehabilitation of neglected units at one Local Partnership in 2000.

Administration and management, taxes and insurance and interest decreased approximately ($224,000) and ($441,000), ($153,000) and ($251,000), ($589,000)
and ($1,052,000), respectively, for the three and six months ended September 25, 2001 as compared to 2000, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, administration and management, taxes and insurance and interest increased (decreased) approximately $21,000 and $32,000, $3,000 and $8,000, ($6,000) and ($11,000), respectively.

Depreciation and amortization decreased approximately $286,000 and $780,000 for the three and six months ended September 25, 2001 as compared to 2000 primarily due to the sale of properties and all the remaining properties being classified as assets held for sale and not being depreciated anymore.

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

Date:  October 16, 2001

                        By:  /s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes,
                             President
                             (principal executive and financial officer)

Date:  October 16, 2001

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

Date:  October 16, 2001

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Senior Vice President
                                 (principal executive and
                                 financial officer)

Date:  October 16, 2001

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                    Treasurer
                                 (principal accounting officer)